Form 10-Q
period 2020-06-30
Acasti Pharma Inc.
filed 2020-08-13
CIK 1444192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________

FORM 10-Q

 ______________________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 001-35776

______________________________________

Acasti Pharma Inc.

(Exact name of registrant as specified in its charter)

 ______________________________________

Québec, Canada	98-1359336
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3009 boul. de la Concorde East, Suite 102

Laval, Québec, Canada H7E 2B5

(Address of principal executive offices, including zip code)

450-686-4555

(Registrant’s telephone number, including area code)

______________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, no par value per share	ACST	NASDAQ Stock Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of outstanding common shares of the registrant, no par value per share, as of August 13, 2020 was 96,892,537.

ACASTI PHARMA INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2020

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains information that may be forward-looking information within the meaning of Canadian securities laws and forward-looking statements within the meaning of U.S. federal securities laws, both of which we refer to in this quarterly report as forward-looking information. Forward-looking information can be identified by the use of terms such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “intend”, “estimate”, “predict”, “potential”, “continue” or other similar expressions concerning matters that are not statements about the present or historical facts. Forward-looking information in this quarterly report includes, among other things, information or statements about:

•	our ability to conduct all required clinical and nonclinical trials for our drug candidate, CaPre, including the timing and results of those trials;

•	the outcome of our ongoing dialogue with the U.S. Food and Drug Administration, or FDA, regarding the unusually large placebo effect observed in the triglyceride, or TG, topline results of our TRILOGY 1 Phase 3 clinical trial and the implications for our TRILOGY 2 Phase 3 clinical trial and its outcome;

•	our ability to file a New Drug Application, or NDA, based on the results of our TRILOGY Phase 3 program;

•	whether the FDA may require additional clinical development work or study to support an NDA filing for CaPre;

•	our strategy, future operations, prospects and the plans of our management;

•	the regulatory plan, timeline, costs and results of our clinical and nonclinical trials for CaPre;

•	the timing and outcome of our meetings and discussions with the FDA;

•	our planned regulatory filings for CaPre and their timing;

•	our expectation that our Bridging Study (as defined below) results will support our plan to get authorization from the FDA to use the 505(b)(2) pathway with new chemical entity, or NCE, status towards an NDA approval in the United States;

•	the potential benefits and risks of CaPre as compared to other products in the pharmaceutical, medical food, natural health and dietary supplement products markets;

•	our estimates of the size and growth rate of the potential market for CaPre, unmet medical needs in that market, the potential for future market expansion, the rate and degree of market acceptance of CaPre if it reaches commercialization, and our ability to serve that market;

•	our anticipated marketing advantages and product differentiation of CaPre and its potential to become a best-in-class omega-3, or OM3, compound for the treatment of severe hypertriglyceridemia, or sHTG;

•	the potential to expand CaPre’s indication for the treatment of high TGs (200-499 mg/dL), assuming at least one additional study;

•	the degree to which physicians would switch their patients to a product with CaPre’s target product profile based on the outcome of our TRILOGY Phase 3 trials;

•	our strategy and ability to develop, commercialize and distribute CaPre in the United States and elsewhere;

•	our ability to strengthen our patent portfolio and other means of protecting our intellectual property rights, including our ability to obtain additional patent protection for CaPre;

•	the availability and consistency of our raw materials, including raw krill oil, or RKO, from existing and future alternative suppliers;

•	our expectation that following expiration of our license agreement with Neptune Wellness Solutions Inc., or Neptune, we will not require any licenses from third parties to support the commercialization of CaPre;

•	our expectation to be able to rely on third parties to manufacture CaPre whose manufacturing processes and facilities are in compliance with current good manufacturing practices, or cGMP;

•	the potential for CaPre in other cardiometabolic medicine indications;

•	our intention and ability to build a U.S. commercial organization, and to successfully launch CaPre and compete in the U.S. market;

•	our intention and ability to complete development and/or distribution partnerships to support the commercialization of CaPre outside of the United States, and to pursue strategic opportunities to provide supplemental capital and market access;

•	the potential adverse effects that the recent COVID-19 pandemic may have on our business and operations;

•	our need for additional financing, and our estimates regarding our future financing and capital requirements;

•	our expectation regarding our financial performance, including our revenues, cost-of-goods, profitability, research and development, costs and expenses, gross margins, liquidity, capital resources, and capital expenditures; and

•	our projected capital requirements to fund our anticipated expenses, including our research and development, marketing and sales, general and administrative expenses, and capital equipment expenditures.

Although the forward-looking information in this quarterly report is based upon what we believe are reasonable assumptions, you should not place undue reliance on that forward-looking information since actual results may vary materially from it. Important assumptions made by us when making forward-looking statements include, among other things, assumptions by us that:

•	we are able to obtain the additional capital and financing we require when we need it;

•	the FDA will not require an additional study for us to file an NDA for CaPre, and that we successfully and in a timely manner complete all required clinical and nonclinical trials necessary for regulatory approval of CaPre;

•	the timeline and costs for our TRILOGY Phase 3 program are not materially underestimated or affected by the COVID-19 pandemic or other unforeseen circumstances;

•	CaPre is safe and effective;

•	we obtain and maintain regulatory approval for CaPre on a timely basis;

•	we are able to attract, hire and retain key management and skilled scientific and commercial personnel;

•	third parties provide their services to us on a timely and effective basis;

•	we are able to maintain our required supply of raw materials at a reasonable price, including RKO;

•	we are able to scale-up production of CaPre with third-party manufacturers to support commercial demand;

•	we are able to successfully build a commercial organization, launch CaPre in the United States, and compete in the U.S. market;

•	we are able to secure distribution arrangements for CaPre outside of the United States, if it reaches commercialization;

•	we are able to manage and fund our future growth effectively;

•	we are able to gain acceptance of CaPre in its targeted markets, and we are able to serve those markets;

•	our patent and trademark portfolio is sufficient and valid;

•	we are able to secure and defend our intellectual property rights, and to avoid infringing upon the intellectual property rights of third parties;

•	we are able to take advantage of new business opportunities in the pharmaceutical industry;

•	we are able to execute on strategic partnerships according to our business plan;

•	we are able to continue as a going concern;

•	there is no significant increase in competition for CaPre from other companies in the pharmaceutical, medical food, dietary supplement and natural health product industries;

•	CaPre is viewed favorably by payers at launch, and receives appropriate healthcare reimbursement;

•	market data and reports reviewed by us are accurate;

•	there are no material adverse changes in relevant laws or regulations; and

•	we face no product liability lawsuits or other proceedings or any such matters, if they arise, are satisfactorily resolved.

In addition, the forward-looking information in this quarterly report is subject to a number of known and unknown risks, uncertainties and other factors, including those described in our annual report on Form 10-K under the heading “Item 1A. Risk Factors”, many of which are beyond our control, that could cause our actual results and developments to differ materially from those that are disclosed in or implied by the forward-looking information, including, among others:

•	risks related to timing and possible difficulties, delays or failures in our ongoing TRILOGY Phase 3 program for CaPre;

•	our business and operations may be materially and adversely affected by the recent COVID-19 pandemic;

•	nonclinical and clinical trials may be more costly or take longer to complete than anticipated and may never be completed, or they may generate results that warrant future clinical trials, additional clinical development and/or delay commercialization of CaPre;

•	our TRILOGY Phase 3 trials may not achieve all or any of their primary, secondary or exploratory endpoints;

•	assuming our TRILOGY 2 trial meets its primary endpoint, the results of pooling that data with our TRILOGY 1 trial results may not achieve statistical significance or the FDA may not support the pooled data as the basis for an NDA submission;

•	based on the final TRILOGY 1 and TRILOGY 2 clinical trial data, the FDA may require that we conduct additional clinical work or studies to support an NDA for CaPre;

•	our anticipated studies and submissions to the FDA may not occur as currently anticipated, or at all;

•	the FDA could reject our 505(b)(2) regulatory pathway and/or our NDA;

•	while the REDUCE-IT results (a cardiovascular outcome study conducted by Amarin Corporation plc, or Amarin, with their OM3 drug VASCEPA) were positive, on January 13, 2020, AstraZeneca plc announced that its cardiovascular Phase 3 STRENGTH trial for its OM3 drug EPANOVA had been discontinued due to its low likelihood of demonstrating a benefit to patients with mixed dyslipidemia. The potential impacts of the discontinuance of the STRENGTH trial on our business and the OM3 drug market in general are not yet known;

•	if Amarin loses its appeal of the U.S. District Court for the District of Nevada’s March 30, 2020 decision invalidating its patent on the basis of obviousness, then additional generic versions of VASCEPA could potentially enter the market within the next year and this could result in downward pressure on pricing for CaPre;

•	we may encounter difficulties, delays or failures in obtaining regulatory approval to market CaPre, or the FDA may refuse to approve CaPre or place restrictions on our ability to commercialize and promote CaPre;

•	if additional clinical work is required by the FDA to support an NDA submission for CaPre, we may encounter difficulties or delays in the initiation of clinical trial(s) due to COVID-19 or other challenges that could lead to the delay or failure of obtaining regulatory approval;

•	the FDA may require, or for competitive reasons we may need to, conduct additional future clinical trials for CaPre, the occurrence and success of which cannot be assured;

•	CaPre may have unknown side effects, or may not prove to be as safe and effective or as potent as we currently believe;

•	CaPre could be subject to extensive post-market obligations and continued regulatory review, which may result in significant additional expense and affect sales, marketing and profitability;

•	we may fail to achieve our publicly announced milestones on time;

•	we may encounter difficulties in completing or funding additional development or commercialization of CaPre;

•	third parties we are relying upon to conduct our TRILOGY Phase 3 program and support the data analysis and filing of an NDA for CaPre may not effectively fulfill their obligations to us, including complying with FDA requirements;

•	there may be difficulties, delays, or failures in obtaining health care reimbursements for CaPre;

•	recently enacted and future laws may increase the difficulty and cost for us to obtain marketing approval and commercialization of CaPre, and may affect the prices we can charge;

•	new laws, regulatory requirements, introduction of a generic form of VASCEPA, and the continuing efforts of governmental and third-party payors to contain or reduce the costs of healthcare through various means could adversely affect our business;

•	the market opportunity for, and demand and market acceptance of, CaPre may not be as strong as we anticipate;

•	third parties that we will rely upon to manufacture, supply and distribute CaPre may not effectively fulfill their obligations to us, including complying with FDA requirements;

•	there may not be an adequate supply of raw materials, including RKO, in sufficient quantities and quality to produce CaPre under cGMP standards and that meet our target specifications, or we may experience an increase in cost of these raw materials, which could affect our profitability and/or our ability to compete effectively;

•	we may not be able to meet applicable regulatory standards for the manufacture of CaPre or scale-up our manufacturing successfully;

•	as a development stage company, we currently have limited sales, marketing and distribution personnel and resources;

•	our patent applications may not result in issued patents, our issued patents may be circumvented or challenged and ultimately struck down, and we may not be able to successfully protect our trade secrets or other confidential proprietary information;

•	we may not be able to build name recognition in our markets of interest if we do not protect our trademark for CaPre or any new trademark that is developed for CaPre;

•	we may face claims of infringement of third party intellectual property and other proprietary rights;

•	we may face product liability claims and product recalls;

•	we may face intense competition from other companies in the pharmaceutical, medical food and natural health product industries;

•	we have a history of negative operating cash flow, and may never become profitable or be able to sustain profitability;

•	we have significant additional future capital needs, and may not be able to raise additional financing required to fund further research and development, clinical studies, obtain regulatory approvals, build a commercial organization in the United States, and meet ongoing capital requirements to continue our current operations on commercially acceptable terms or at all;

•	we face additional costs related to the change in our status from a foreign private issuer to a U.S. domestic issuer;

•	we may not be able to successfully compete in the U.S. market with competitors who are larger and have more resources than we do;

•	we may acquire businesses or products, or form strategic partnerships in the future that may not be successful;

•	we may be unable to secure development and/or distribution partnerships to support the commercialization of CaPre, provide development capital, or provide market access in any key market;

•	we rely on the retention of key management and skilled scientific, manufacturing, regulatory and commercial personnel; and

•	general changes in economic and capital market conditions could adversely affect us.

All of the forward-looking information in this quarterly report is qualified by this cautionary statement. There can be no guarantee that the results or developments that we anticipate will be realized or, even if substantially realized, that they will have the consequences or effects on our business, financial condition or results of operations that we anticipate. As a result, you should not place undue reliance on the forward-looking information. Except as required by applicable law, we do not undertake to update or amend any forward-looking information, whether as a result of new information, future events or otherwise. All forward-looking information is made as of the date of this quarterly report.

We express all amounts in this quarterly report in U.S. dollars, except where otherwise indicated. References to “$” and “US$” are to U.S. dollars and references to “C$” or “CAD$” are to Canadian dollars.

Except as otherwise indicated, references in this quarterly report to “Acasti,” “the Company,” “we,” “us” and “our” refer to Acasti Pharma Inc. and its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1: Financial Information

Unaudited Interim Condensed Consolidated Financial Statements

Interim Condensed Consolidated Balance sheets	8

Interim Condensed Consolidated Statements of Loss and Comprehensive Loss	9

Interim Condensed Consolidated Statements of Shareholders’ Equity	10

Interim Condensed Consolidated Statements of Cash Flows	11

Notes to the Interim condensed consolidated financial statements	12

Acasti pharma INC.

Interim Condensed Consolidated Balance Sheet

(Unaudited)

		June 30, 2020	March 31, 2020
(thousands of US dollars)	Notes	$	$
Assets

Current assets:
Cash and cash equivalents		12,122	14,240
Receivables		495	546
Current- other assets	4	499	195
Deferred financing costs		130	121
Prepaid expenses		718	977
Total current assets		13,964	16,079

Other assets	4	192	473
Equipment		1,926	1,910
Right of Use Asset		135	147
Intangible assets		3,925	4,244
Total assets		20,142	22,853

Liabilities and Equity

Current liabilities:
Trade and other payables		5,900	7,319
Lease Liability		79	76
Total current liabilities		5,979	7,395

Derivative warrant liabilities	5, 6(c)	3,071	2,393
Lease liability		56	71
Total liabilities		9,106	9,859

Equity:
Common shares		139,189	137,424

Additional paid-in capital		10,432	9,797
Accumulated other comprehensive loss		(7,579)	(7,887)
Accumulated deficit		(131,006)	(126,340)
Total shareholder’s equity		11,036	12,994

Commitments and contingencies	11

Total liabilities and shareholders’ equity		20,142	22,853

See accompanying notes to unaudited interim condensed financial statements.

Acasti pharma INC.

Interim Condensed Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

Three-month periods ended June 30, 2020 and June 30, 2019

		June 30, 2020	June 30, 2019
			(note 12)
(thousands of US dollars, except per share data)	Notes	$	$

Research and development expenses, net of government assistance	7	(1,756)	(6,190)
General and administrative expenses		(1,649)	(1,116)
Sales and marketing expenses		(716)	(700)
Loss from operating activities		(4,121)	(8,006)

Financial Expenses	8	(545)	(840)

Net loss and total comprehensive loss		(4,666)	(8,846)

Basic and diluted loss per share		(0.05)	(0.11)

Weighted average number of shares outstanding		90,691,726	78,638,075

See accompanying notes to unaudited interim condensed consolidated financial statements.

Acasti pharma INC.

Interim Condensed Consolidated Statements of Changes in Shareholder’s Equity

(Unaudited)

Three-month periods ended June 30, 2020 and June 30, 2019

		Common Shares
(thousands of US dollars except for share data)	Notes	Number	Dollar	Additional Paid-in Capital	Accumulated other comprehensive loss	Deficit	Total
			$	$	$	$	$
Balance, March 31, 2020		90,209,449	137,424	9,797	(7,887)	(126,340)	12,994
Net loss and total comprehensive loss for the period						(4,666)	(4,666)
Cumulative translation adjustment		-	-	-	308	-	308
Net proceeds from shares issued under the at-the-market (ATM) program	6(a)	2,278,936	1,765	-	-	-	1,765
Stock based compensation	9	-	-	635	-	-	635
Balance at June 30, 2020		92,488,385	139,189	10,432	(7,579)	(131,006)	11,036

		Common Shares
(thousands of US dollars except for share data) (note 12)	Notes	Number	Dollar	Additional Paid-in Capital	Accumulated other comprehensive loss	Deficit	Total
			$	$	$	$	$
Balance, March 31, 2019		78,132,734	110,857	8,150	(7,135)	(100,827)	11,045
Net loss and total comprehensive loss for the period		-	-	-		(8,846)	(8,846)
Cumulative translation adjustment		-	-	-	51	-	51
Shares issued as settlement	6(c)	900,000	739	-	-	-	739
Warrants exercised		20,000	34	-	-	-	34
Stock based compensation	9	3,000	2	250	-	-	252
Balance at June 30, 2019		79,055,734	111,632	8,400	(7,084)	(109,673)	3,275

See accompanying notes to unaudited interim condensed consolidated financial statements.

Acasti pharma INC.

Interim Condensed Consolidated Statements of Cash Flows

(Unaudited)

Three-month periods ended June 30, 2020 and June 30, 2019

		June 30, 2020	June 30, 2019
			(note 12)
(thousands of US dollars)	Notes	$	$

Cash flows used in operating activities:
Net loss for the period		(4,666)	(8,846)
Adjustments:
Amortization of intangible assets		462	481
Depreciation of equipment		86	89
Stock-based compensation	9	632	250
Fair value of warrant liabilities		509	932
Interest accretion on convertible debenture		-	37
Unrealized foreign exchange gain		(134)	(60)
		(3,111)	(7,117)
Changes in non-cash working capital items	10	(1,198)	293
Net cash used in operating activities		(4,309)	(6,824)

Cash flows from (used in) investing activities:
Acquisition of equipment		(36)	(19)
Acquisition of short-term investment		-	(2,019)
Maturity of short-term investments		-	7,556
Net cash from (used in) investing activities		(36)	5,518

Cash flows from in financing activities:
Net proceeds from issuance of common shares under the at-the-market (ATM) program	6(a)	1,775	-
Proceeds from warrants exercised		-	34
Net cash from financing activities		1,775	34

Translation effect on cash and cash equivalents related to reporting currency		572	256
Effect on exchange rate fluctuations on cash and cash equivalents		(120)	122

Net decrease in cash and cash equivalents		(2,118)	(894)

Cash and Cash Equivalents, beginning of period		14,240	16,871
Cash and Cash Equivalents, end of period		12,122	15,977

Cash and cash equivalents is comprised of:
Cash		5,270	1,113
Cash equivalents		6,852	14,864

See accompanying notes to unaudited interim condensed consolidated financial statements.

Acasti pharma INC.

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

Three-month periods ended June 30, 2020 and June 30, 2019

1
.	Nature of Operations:

Acasti Pharma Inc. (Acasti or the Corporation) is incorporated under the Business Corporations Act (Québec) (formerly Part 1A of the Companies Act (Québec)). The Corporation is domiciled in Canada and its registered office is located 3009, boul. de la Concorde Est, Suite 102, Laval, Québec, H7E 2B5

The Corporation is subject to a number of risks associated with its ongoing priorities, including the conduct of its clinical program and its results, the establishment of strategic alliances and the development of new pharmaceutical products and their marketing. The Corporation’s current product in development requires approval from the U.S Food and Drug Administration and equivalent regulatory organizations in other countries before their sale can be authorized.

The Corporation has incurred significant operating losses and negative cash flows from operations since inception. To date, the Corporation has financed its operations through the public offering and private placement of Common Shares, units consisting of Common Shares and warrants and convertible debt, the proceeds from research grants and research tax credits, and the exercises of warrants, rights and options. To achieve the objectives of its business plan, Acasti plans to raise the necessary funds through additional securities offerings and the establishment of strategic alliances as well as additional research grants and research tax credits. The ability of the Corporation to complete the needed financing and ultimately achieve profitable operations is dependent on a number of factors outside of the Corporation’s control.

2.	Summary of significant accounting policies

Adoption of U.S. GAAP

These interim condensed consolidated financial statements of the Corporation have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP). Comparative figures , for the three month period ended June 30, 2019, which were previously presented in accordance with International Financial Reporting Standards (”IFRS”) as issued by the International Accounting Standards Board, have been adjusted as required to be compliant with the Corporation’s accounting policies under U.S. GAAP

Basis of presentation

These unaudited Interim Consolidated Financial Statements have been prepared using accounting policies consistent with those used in preparing the Corporation’s March 31, 2020 Annual Consolidated Financial Statements, except as disclosed in Note 3 – Recent accounting pronouncements and policies, and should be read in conjunction with such statements and Notes thereto.

Going concern uncertainty:

The following summarizes the principal conditions or events relevant to the Corporation’s going concern assessment, which primarily considers the period of one year from the issuance date of these financial statements. The Corporation has incurred operating losses and negative cash flows from operations since its inception. The Corporation’s current assets of $14.0 million as at June 30, 2020 include cash and cash equivalents totaling $12.1 million. The Corporation’s current liabilities total $6.0 million at June 30, 2020 and are comprised primarily of amounts due to or accrued for creditors. Assuming positive Phase 3 results, Management projects that additional funds will be needed in the future for us to file an NDA to obtain FDA approval for CaPre in the United States, to further scale up our manufacturing capabilities, and to complete market development and other pre-commercialization activities. The Corporation’s plans include raising additional capital through additional securities offerings, as well as non-dilutive sources of capital such as grants or loans and license and milestone payments from strategic alliances, however there can be no assurance as to when or whether Acasti will complete any financings or strategic alliances.  In particular, raising additional equity capital is subject to market conditions not within the Corporation’s control. If the Corporation does not raise additional funds or find one or more strategic partners, it may not be able to realize its assets and discharge its liabilities in the normal course of business. The Corporation currently has no arranged sources of financing other than its “At-The-Market” sales agreement, which provides for only conditional selling of the Corporation’s shares.

As a result, there is a substantial doubt about the Corporation’s ability to continue as a going concern.

Acasti pharma INC.

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

Three-month periods ended June 30, 2020 and June 30, 2019

2.	Summary of significant accounting policies (continued):

Going concern uncertainty (continued):

The condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Corporation will continue its operations in the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the ordinary course of business. These consolidated financial statements do not include any adjustments to the carrying values and classification of assets and liabilities and reported expenses that might result from the outcome of this uncertainty and that may be necessary if the going concern basis was not appropriate for these consolidated financial statements. If the Corporation was unable to continue as a going concern, material impairment of the carrying values of the Corporation’s assets, including the intangible asset, could be required.

Use of estimates

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

Estimates and assumptions include the measurement of derivative warrant liabilities (note 5) and stock-based compensation (note 9). Estimates and assumptions are also involved in measuring the accrual of services rendered with respect to research and developments expenditures at each reporting date, as well as in determining which research and development expenses qualify for investment tax credits and in what amounts. The Corporation recognizes the tax credits once it has reasonable assurance that they will be realized. Recorded tax credits are subject to review and approval by tax authorities and, therefore, could be different from the amounts recorded.

Acasti pharma INC.

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

Three-month periods ended June 30, 2020 and June 30, 2019

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

In August 2018, the FASB issued ASU 2018-15 Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs in such cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 and early adoption is permitted. Entities can choose to adopt the new guidance prospectively or retrospectively. Management has adopted the accounting standard update. However, the adoption of this update did not have any impact on the reported amounts as at June 30, 2020.

4.	Other Assets:

As at June 30, 2020, the Corporation owned a reserve of krill oil for a total value of $691 of which, $499 is expected to be used during the next twelve months in the R&D production processes and for NKPL66 manufacturing, and therefore it is presented as current other asset in the Balance Sheet.

Acasti pharma INC.

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

Three-month periods ended June 30, 2020 and June 30, 2019

5.	Derivative warrant liabilities:

The warrants issued as part of the public offering of units composed of class A shares (Common Shares) and Common Shares purchase warrants on both May 9, 2018 and May 14, 2018 (see note 6) are derivative liabilities (“Derivative warrant liabilities”) given the warrant indenture contains certain contingent provisions that allow for cash settlement.

The warrants issued as part of a public offering of units composed of class A shares (Common Shares) and Common Shares purchase warrants on December 27, 2017 are derivative liabilities (“Derivative warrant liabilities”) given the currency of the exercise price is different from the Corporation’s functional currency.

The derivative warrant liabilities are measured at fair value at every reporting period and the reconciliation of changes in fair value for the three-month periods ended June 30, 2020 and 2019 is presented in the following table:

	Warrant liabilities issued May 2018		Warrant liabilities issued December 27, 2017
	June 30, 2020	June 30, 2019	June 30, 2019	June 30, 2019
	$	$	$	$
Balance – beginning of period	1,146	6,177	1,247	6,005
Change in fair value	378	514	131	418
Translation effect	80	115	89	123
Balance – end of period	1,604	6,806	1,467	6,546
				USD $0.66
Fair value per warrant	USD $0.23	USD $0.67	USD $0.21

The fair value of the derivative warrant liabilities was estimated using the Black-Scholes option pricing model and based on the following assumptions:

	Warrant liabilities issued May 2018		Warrant liabilities issued December 27, 2017
	June 30, 2020	March 31, 2020	June 30, 2020	March 31, 2020
Exercise price	CAD $1.31	CAD $1.31	USD $1.26	USD $1.26
Share price	CAD $0.64	CAD $0.53	USD $0.47	USD $0.38
Risk-free interest	0.44%	0.66%	0.29%	0.37%
Estimated life (years)	2.86	3.11	2.47	2.74
Expected volatility	116.41%	107.59%	120.55%	125.03%

Acasti pharma INC.

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

Three-month periods ended June 30, 2020 and June 30, 2019

6.	Capital and other components of equity:

(a)	“At-the-market” sales agreement:

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

During the three-month period ended June 30, 2020, a total of 2.3 million common shares were sold for total net proceeds of approximately $1.8 million under the ATM program. The shares were sold at the prevailing market prices, which resulted in an average price of approximately $0.81 per share. Accordingly, proportional costs of $10 related to the common shares sold, have been reclassified from deferred financings costs to equity.

On June 29, 2020, the Corporation entered into an amended and restated sales agreement (the Sales Agreement) with B. Riley, Oppenheimer & Co. Inc. and H.C. Wainwright & Co., LLC (collectively, the “Agents”) to amend the existing ATM program. Under the terms of the Sales Agreement, the Corporation may issue and sell from time to time its common shares (the Shares) having an aggregate offering price of up to US$75,000,000 through the Agents.

Subject to the terms and conditions of the Sales Agreement, the Agents will use their commercially reasonable efforts to sell the Shares from time to time, based upon the Corporation’s instructions. The Corporation has no obligation to sell any of the Shares and may at any time suspend sales under the Sales Agreement. The Corporation and the Agents may terminate the Sales Agreement in accordance with its terms. Under the terms of the Sales Agreement, the Corporation has provided the Agents with customary indemnification rights and the Agents will be entitled to compensation, at a commission rate equal to 3.0% of the gross proceeds from each sale of the Shares.

Costs incurred to register the Sales Agreement amounted to $130 and were recorded as deferred financing costs in the Consolidated Balance Sheet. Accordingly, the remaining balance of the costs incurred during February 2019 for an amount of $115 were written off to financing expenses.

(b)	Shares issued as settlement:

On May 10, 2019, the Corporation announced the settlement regarding legal claims made by its former chief executive (“CEO”) officer with respect to the termination of his employment. Pursuant to the settlement agreement, the Corporation agreed to issue 900,000 common shares at $0.82 (CAD $1.10) per share to the former CEO. In addition, the Corporation agreed to reimburse the former CEO for legal fees of $48 (CAD $64.) Furthermore, pursuant to the settlement agreement, the Corporation received a full and final release from the former CEO on all procedures in connection with the termination of his employment. This settlement was accrued as a short-term liability as at March 31, 2019 and the expense of $786 (CAD $1,054) was included as part of General and administrative expenses. During May 2019, the shares were issued and the liability of $739 (CAD $990) reclassified as Equity.

Acasti pharma INC.

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

Three-month periods ended June 30, 2020 and June 30, 2019

6.	Capital and other components of equity (continued):

(c)	Warrants:

The warrants of the Corporation are composed of the following as at June 30, 2020 and March 31, 2020:

	June 30, 2020		March 31, 2020
	Number outstanding	Amount	Number outstanding	Amount
		$		$
Liability

May 2018 over-allotment	6,593,750	1,604	6,593,750	1,146
Warrants 2018 (i)
Series December 2017 US Public offering	7,072,962	1,467	7,072,962	1,247
Warrants 2017 (ii)
	13,666,712	3,071	13,666,712	2,393

Equity

Public offering warrants
Public offering Broker warrants May 2018(iii)	222,976	89	222,976	89
Series December 2017 US Broker warrants (iv)	259,121	161	259,121	161
Public offering warrants February 2017 (v)	1,723,934	631	1,723,934	631

	2,206,031	881	2,206,031	881

(i)	Warrant to acquire one Common Share of the Corporation at an exercise price of CAD $1.31, expiring on May 9, 2023.
(ii)	Warrant to acquire one Common Share of the Corporation at an exercise price of $1.26, expiring on December 27, 2022.
(iii)	Warrant to acquire one Common Share of the Corporation at an exercise price of CAD $1.05, expiring on May 9, 2023.
(iv)	Warrant to acquire one Common Share of the Corporation at an exercise price of $1.2625, expiring on December 19, 2022.
(v)	Warrant to acquire one Common Share of the Corporation at an exercise price of CAD $2.15, expiring on February 21, 2022.

Acasti pharma INC.

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

Three-month periods ended June 30, 2020 and June 30, 2019

7.	Government assistance:

Government assistance is comprised of a government grant from the Canadian federal government and research and development investment tax credits receivable from the Quebec provincial government which relate to qualifiable research and development expenditures under the applicable tax laws. The amounts recorded as receivables are subject to a government tax audit and the final amounts received may differ from those recorded. For the three-month periods ended June 30, 2020 and 2019, the Corporation recorded $50 and $75, respectively, as a reduction of research and development expenses in the Consolidated Statements of Loss and Comprehensive Loss.

In September 2019, the Corporation was awarded up to CAD $750,000 in non-dilutive and non-repayable funding from the National Research Council of Canada Industrial Research Assistance Program (NRC IRAP) to apply towards eligible research and development disbursements of the Corporation’s unique commercial production platform for CaPre. During the three-month period ended June 30, 2020 the Corporation claimed $26 in connection with this program, which has been recorded as a reduction of research and development expenses in the Consolidated Statements of Loss and Comprehensive Loss.

8.	Financial Expenses

	Three-month periods ended
	June 30, 2020	June 30, 2019
	$	$

Interest Income	25	103
Foreign exchange gain	60	56
Financing fees	(121)	-
Interest payable on convertible debenture	-	(30)
Accretion of interest on convertible debenture	-	(37)
Change in fair value of warrant liabilities	(509)	(932)

Financial (expenses) income	(545)	(840)

9.	Stock based compensation:

At June 30, 2020 the Corporation has in place a stock option plan for directors, officers, employees and consultants of the Corporation (“Stock Option Plan”). The terms and conditions for acquiring and exercising options are set by the Corporation’s Board of Directors in accordance with and subject to the terms and conditions of the stock option plan.

The total number of shares issued to any one consultant within any twelve-month period cannot exceed 2% of the Corporation’s total issued and outstanding shares (on a non-diluted basis). The Corporation is not authorized to grant within any twelve-month period such number of options under the stock option plan that could result in a number of Common Shares issuable pursuant to options granted to (a) related persons exceeding 2% of the Corporation’s issued and outstanding Common Shares (on a non-diluted basis) on the date an option is granted, or (b) any one eligible person in a twelve-month period exceeding 2% of the Corporation’s issued and outstanding Common Shares (on a non-diluted basis) on the date an option is granted.

Acasti pharma INC.

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

Three-month periods ended June 30, 2020 and June 30, 2019

9.	Stock based compensation: (continued):

The following table summarizes information about activities within the stock option plan for the three-month periods ended:

	June 30, 2020		June 30, 2019
	Weighted average exercise price	Number of options	Weighted average exercise price	Number of options
	CAD $		CAD $
Outstanding at beginning of period	1.00	9,936,486	1.25	4,046,677
Granted	-	-	1.31	791,617
Exercised	-	-	0.77	(3,000)
Forfeited	-	-	0.77	(1,000)
Expired	-	-	-	-
Outstanding at end of period	1.00	9,936,486	1.26	4,834,294

Exercisable at end of period	1.28	4,132,146	1.53	2,193,033

No stock options were granted during the three-month period ended June 30, 2020.

Compensation expense recognized under the stock option plan for the three-month periods ended June 30, 2020 and 2019 was as follows:

	Three-month periods ended
	June 30, 2020	June 30, 2019
	$	$
Research and development expenses	141	79
General and administrative expenses	348	148
Sales and marketing expenses	143	23
	632	250

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

Acasti pharma INC.

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

Three-month periods ended June 30, 2020 and June 30, 2019

10.	Supplemental cash flow disclosure:

(a)	Changes in non-cash operating items:

	Three-month periods ended
	June 30, 2020	June 30, 2019
	$	$
Receivables	71	(200)
Prepaid expenses	294	371
Deferred financing costs	(19)	-
Trade and other payables	(1,544)	122
	(1,198)	293

(b)	Non-cash transactions:

	Three-month periods ended
	June 30, 2020	June 30, 2019
	$	$
Shares issued as settlement	-	739
Interest payable included in trade and other payables	-	30
Unpaid fixed assets	-	17

11.	Commitments and contingencies:

Research and development contracts and contract research organizations agreements:

The Company utilizes contract manufacturing organizations related to the development and production of clinical material and clinical research organizations to perform services related to the Company’s clinical trials. Pursuant to these agreements with manufacturing and contract research organizations, the Company has the right to terminate the agreements either without penalties or under certain penalty conditions. There are no penalties to be incurred in any open contracts.

RKO Supply agreement

On October 25, 2019, the Corporation signed a supply agreement with Aker Biomarine Antartic AS (‘’Aker’’), to purchase raw krill oil product for a committed volume of commercial starting material for CaPre for a total value of $3.1M million (take or pay). The delivery of the products has been established following a calendar year basis and it must be completed in the 4th calendar quarter of 2021. As at June 30, 2020, the remaining balance of the commitment with Aker amounts to $2.8 million.

12.	Comparative figures

Certain comparative figures in the three-month period ended June 30, 2019, have been adjusted, in order to conform to US GAAP. Adjustments included certain reclassifications within equity for certain warrants, the recognition of deferred tax on legacy transfers of license from Neptune that were subject to an initial recognition exemption under IFRS and different classifications within the statement of cash flows for treatment of interest expense and income.

13.	Subsequent events:

ATM Program

Subsequent to June 30, 2020, the Corporation sold a total of 4,404,152 Common Shares through the ATM program, for net proceeds of approximately $3.4 million (net of commissions paid for approximately $0.1 million). The shares were sold at the prevailing market prices which resulted in an average price of approximately $0.80 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

This management’s discussion and analysis, or MD&A, is presented in order to provide the reader with an overview of the financial results and changes to our balance sheet as at June 30, 2020 and for the three months period then ended. This MD&A explains the material variations in our results of operations, balance sheet and cash flows for the three-month periods ended June 30, 2020 and 2019.

Market data, and certain industry data and forecasts included in this MD&A, were obtained from internal corporation surveys and market research and those conducted by third parties hired by us, publicly available information, reports of governmental agencies and industry publications, and independent third party surveys. We have relied upon industry publications as our primary sources for third-party industry data and forecasts. Industry surveys, publications and forecasts generally state that the information they contain has been obtained from sources believed to be reliable, but that the accuracy and completeness of that information is not guaranteed. We have not independently verified any of the data from third-party sources or the underlying economic assumptions they have made. Similarly, internal surveys, industry forecasts and market research, which we believe to be reliable based upon our management’s or contracted third parties’ knowledge of our industry, have not been independently verified. Our estimates involve risks and uncertainties, including assumptions that may prove not to be accurate, and these estimates and certain industry data are subject to change based on various factors, including those discussed in our most recently filed annual report on Form 10-K.

This MD&A, approved by the Board of Directors on August 13, 2020, should be read in conjunction with our unaudited condensed interim consolidated financial statements for the three-month periods ended June 30, 2020 and 2019 included in this quarterly report. Our interim financial statements were prepared in accordance with generally accepted accounting principles issued by the Financial Accounting Standards Board in the United States, or GAAP. Up to and including the third quarter ended December 31, 2019, we prepared our consolidated financial statements in accordance with International Financial Reporting Standards, or IFRS, as issued by the International Accounting Standards Board. The comparative information in our financial statements for the three months ended June 30, 2019, has been adjusted, as necessary, to be compliant with our accounting policies under GAAP. Our financial results are now published in United States dollars. Effective March 31, 2020, the reporting currency used in the consolidated financial statements has changed from Canadian dollars to U.S. dollars. This change in reporting currency has been applied in the interim financial statements retrospectively such that all amounts expressed in our consolidated financial statements and the accompanying notes thereto are in U.S. dollars.

All amounts appearing in this MD&A for the period by period discussions are in thousands of U.S. dollars, except share and per share amounts or unless otherwise indicated.

Business Overview

We are a biopharmaceutical innovator focused on the research, development and commercialization of prescription drugs using OM3 fatty acids delivered both as free fatty acids and bound-to-phospholipid esters, derived from krill oil. OM3 fatty acids have extensive clinical evidence of safety and efficacy in lowering TGs in patients with hypertriglyceridemia, or HTG. Our lead product candidate is CaPre, an OM3 phospholipid therapeutic, which we are developing initially for the treatment of sHTG, a condition characterized by very high or severe levels of TGs in the bloodstream (≥ 500 mg/dL). In accordance with a study published in 2009 in the Archives of Internal Medicine by Ford et al., it is estimated that three to four million people in the United States have sHTG. In primary qualitative market research studies commissioned by Acasti in August 2016 and November 2017 by DP Analytics, a division of Destum Partners, and in April 2019 by another well-respected third party provider, key opinion leaders, high volume prescribers and pharmacy benefit managers who were interviewed indicated a significant unmet medical need exists for an effective, safe and well-absorbing OM3 therapeutic that can also demonstrate a positive impact on the major blood lipids associated with cardiovascular disease risk. We believe that CaPre may address this unmet medical need if our TRILOGY Phase 3 clinical program is successful in reproducing what we observed in our Phase 2 clinical data.

We also believe the potential exists to expand CaPre’s initial indication to the roughly 44.4 million patients in the United States with elevated TGs in the mild to moderate range (e.g., blood levels between 200 - 499 mg/dL), although at least one additional clinical trial would likely be required to support FDA approval of a supplemental NDA to expand CaPre’s indication to this segment. Data from our Phase 2 studies indicated that CaPre may have a positive effect in diabetes and other inflammatory and cardiometabolic diseases; consequently, we may also seek to identify new potential indications for CaPre that may be appropriate for future studies and pipeline expansion. In addition, we may also seek to in-license other cardiometabolic or other synergistic primary care-focused drug candidates for drug development and commercialization.

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

TRILOGY 1 Topline Results

Our first Phase 3 clinical trial, designated as TRILOGY 1, was conducted exclusively in the United States and was fully randomized with a final total of 242 patients. On January 13, 2020, we released topline results for TRILOGY 1, which, despite meaningful TG-lowering in the CaPre arm of the study, did not reach statistical significance due to an unusually large placebo effect. The observed reductions in TG levels in the TRILOGY 1 placebo group were far greater than that seen in any previous TG-lowering trial with a prescription OM3. As previously disclosed, we, along with the academic principal investigator of the trial, Dariush Mozaffarian, M.D., Dr.P.H., and external clinical and statistical experts, conducted rigorous post-hoc analysis of TRILOGY 1 data. This analysis revealed a rapid, significant and sustained reduction in TG levels between screening (during qualification) and the time of patient randomization (prior to patients starting on either drug or placebo), which we refer to as “Pre-randomization Triglyceride Normalization.” This artefactual phenomenon affected both treatment groups, but was much greater in the placebo group, resulting in the large placebo effect and significant underestimation of the post-randomization treatment effect of the active drug, CaPre. The post-hoc analyses of the primary endpoint using a revised, single point baseline value from Week 0 (Visit 4) corrected for a significant amount of the pre-randomization TG reduction in subjects that were most affected by the normalization phenomenon, and a meaningful efficacy trend for CaPre was observed.

Recent Developments

As we have previously disclosed, we filed a Type C meeting request at the end of March 2020 with the FDA. We subsequently submitted our briefing package on April 29, 2020 to the FDA. The briefing package intended to provide the FDA with a review of the relevant TRILOGY 1 clinical data and audit findings, with the objective of gaining alignment on the interpretation of the TRILOGY 1 results and implications for TRILOGY 2. We also sought the FDA’s input on our proposed revisions to the pre-specified TRILOGY 2 Statistical Analysis Plan, or SAP, and their input on a plan for pooling the data from TRILOGY 1 and TRILOGY 2 to support an NDA filing.

On June 19, 2020, we announced that the FDA had provided us with a written response to our meeting request and briefing package. The FDA confirmed that it will require pivotal efficacy analyses to be performed on the full Intent to Treat population as contemplated in the original SAP, and they supported the conduct of post-hoc analyses in TRILOGY 1 for exploratory purposes. Consistent with our prior disclosures and depending on the outcome of TRILOGY 2, an additional clinical study may still be needed prior to an NDA submission.

Based on the written feedback received from the FDA, and working with the academic principal investigator of our TRILOGY Phase 3 clinical program, Dariush Mozaffarian, M.D., Dr.P.H., and other key advisors, we finalized the SAP for TRILOGY 2 and submitted it to the FDA as planned on July 31, 2020. We continue to remain blinded to the TRILOGY 2 clinical data and we continue to expect to report topline data from TRILOGY 2 on or about August 31, 2020. We expect to provide an update on the timing to report the key secondary and exploratory endpoints from both TRILOGY 1 and TRILOGY 2 trials and pooled results from both studies sometime after TRILOGY 2 results are reported.

On April 30, 2020, we also announced that we had received notice of issuance of a composition of matter patent awarded by the Intellectual Property Office in Hong Kong. This new patent expands our intellectual property portfolio by granting claims for any composition containing eicosapentaenoic acid and docosahexaenoic acid, where at least 50% of the composition consists of phospholipids.

COVID-19 Update

To date, the ongoing COVID-19 pandemic has not caused significant disruptions to our business operations and research and development activities. In January 2020, before the COVID-19 pandemic started to have a widespread impact in North America, the last patient completed their final visit to our TRILOGY 2 Phase 3 trial. However, in light of our plan to raise additional capital (dilutive or non-dilutive) to fully execute our business plan, a continuation of the COVID-19 pandemic and any resulting volatility generally in the capital markets could adversely impact our ability to access capital on terms acceptable to us or at all. In addition, a continuation of the COVID-19 pandemic in North America could negatively affect our ability to conduct any additional clinical work, if it is required.

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

Basis of Presentation of the Financial Statements

Our consolidated financial statements, which include the accounts of our wholly owned subsidiary, Acasti Innovations AG, have been prepared in accordance with GAAP, and the rules and regulations of the U.S. Securities and Exchange Commission, or the SEC, related to interim reports filed on Form 10-Q. All intercompany transactions and balances are eliminated on consolidation.

Going Concern Uncertainty

The following summarizes the principal conditions or events relevant to our going concern assessment, which primarily considers the period of one year from the issuance date of our consolidated financial statements. We have incurred operating losses and negative cash flows from operations since our inception. Our current assets of $14.0 million as at June 30, 2020 include cash and cash equivalents totaling $12.1 million. Our current liabilities total $6.0 million at June 30, 2020 and are comprised primarily of amounts due to or accrued for creditors. Management projects that assuming positive results from our TRILOGY Phase 3 program, additional funds will be needed in the future for us to file an NDA, to obtain FDA approval for CaPre in the United States, to further scale-up our manufacturing capabilities, and to complete market development and other pre-commercialization activities. Our plans include raising additional capital through additional securities offerings, as well as non-dilutive sources of capital such as grants or loans and strategic alliances, but there can be no assurance as to when or whether we will complete any financings or strategic alliances. In particular, raising additional equity capital is subject to market conditions not within our control. If we do not raise additional funds or find one or more strategic partners, we may not be able to realize our assets and discharge our liabilities in the normal course of business. We have no arranged sources of financing currently other than our “At-the-Market” sales agreement which provides for only conditional selling of our common shares.

As a result, there is a substantial doubt about our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which assumes we will continue our operations in the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the ordinary course of business. These consolidated financial statements do not include any adjustments to the carrying values and classification of assets and liabilities and reported expenses that might result from the outcome of this uncertainty and that may be necessary if the going concern basis was not appropriate for these consolidated financial statements. If we were unable to continue as a going concern, material impairment of the carrying values of our assets, including the intangible asset, could be required.

Comparative Financial Information for the Three-Month Periods Ended June 30, 2020 and 2019

	Three-month periods ended
	June 30, 2020	June 30, 2019
	$	$
Net loss	(4,666)	(8,846)
Basic and diluted gain (loss) per share	(0.05)	(0.11)
Non-GAAP operating (loss)[1]	(2,941)	(7,186)
Total assets	20,142	29,985
Working capital[2]	7,985	9,529
Total non-current financial liabilities	3,127	14,777
Total shareholders’ equity	11,036	3,275

Reconciliation of Net Loss to Non-GAAP Operating Loss

	Three-month periods ended
	June 30, 2020	June 30, 2019
	$	$
Net income (loss)	(4,666)	(8,846)
Add (deduct):
Stock-based compensation	632	250
Depreciation and amortization	548	570
Financial expenses	545	840
Non-GAAP operating gain (loss)	(2,941)	(7,186)

Results of Operations for the Three-Month Periods Ended June 30, 2020 and 2019

The net loss of $4,666 or $0.05 per share for the three months ended June 30, 2020 decreased by $4,180 from the net loss $8,846 or $0.11 per share for the three months ended June 30, 2019.

The reduction in net loss, resulted primarily from the decrease in research and development expenses of $4,434 as the TRILOGY Phase 3 clinical program for CaPre moved closer to completion. In addition, net financial expenses decreased to $545 for the three months ended June 30, 2020, as compared to net financial expenses of $840 for the three months ended March 31, 2019, due mostly to a lower change in fair value of the derivative warrant liability in the first fiscal quarter in 2020 as compared to the comparative fiscal quarter in 2019 caused by a proportionately higher increase in the quarter over quarter closing share price partly offset by a reduction in the number of warrants outstanding due to exercises during the prior year. Sales and marketing expenses also decreased as a as a result of a planned delay in pre-launch marketing activities until the results of the TRILOGY 2 Phase 3 clinical trial are obtained.

In contrast, general and administrative expenses increased due to higher consulting, accounting and legal fees incurred in connection with the conversion of the financial statements from IFRS to GAAP.

Stock-based compensation expense increased to $632 for the three-month period ended June 30, 2020, as compared to $250 for the three-month period ended June 30, 2019. The increased expense of $382 is the result of 6.1 million stock options granted to existing and new employees and directors during the fiscal year ended March 31, 2020, partially offset by stock options exercised, forfeited and expired. Moreover, the weighted average fair value of the options granted to employees and directors during the fiscal year ended March 31, 2020 was CAD$0.85 compared to CAD$0.51 for the fiscal year ended March 31, 2019 grants.

_____________________

1 The Non-GAAP operating loss is not a standard measure endorsed by GAAP requirements. A reconciliation to our net loss is presented in this MD&A.

2 Working capital is calculated by subtracting current liabilities from current assets. Because there is no standard method endorsed by GAAP requirements, the results may not be comparable to similar measurements presented by other public companies.

The depreciation and amortization expense remained relatively constant.

Two separate derivative warrant liabilities are included in the statement of financial position as at June 30, 2020, and June 30, 2019. These derivative warrant liabilities stem from the financing transactions that took place in May 2018 and December 2017. The derivative warrant liabilities are re-measured to fair value at each reporting date using the Black-Scholes option pricing model. The valuations are mainly driven by the fluctuation in our share price resulting in an increased or decreased loss or gain related to the change in fair value of the warrant liabilities and increasing or decreasing the corresponding liability in the balance sheet.

Breakdown of Major Components of the Statement of Loss and Comprehensive Loss

Research and development expenses
	Three Months Ended
	June 30, 2020	June 30, 2019
	$	$
Salaries and benefits	434	412
Research contracts	499	4,978
Professional fees	154	164
Other	59	63
Government grants & tax credits	(76)	(75)
Sub-total	1,070	5,542
Stock-based compensation	141	79
Depreciation and amortization	545	569
Total	1,756	6,190

General and administrative expenses
	Three Months Ended
	June 30, 2020	June 30, 2019
	$	$
Salaries and benefits	358	355
Professional fees	702	371
Other	241	242
Sub-total	1,301	968
Stock-based compensation	348	148
Total	1,649	1,116

Sales and Marketing Expenses
	Three Months Ended
	June 30, 2020	June 30, 2019
	$	$
Salaries and benefits	390	189
Professional fees	98	386
Other	85	102
Sub-total	573	677
Stock-based compensation	143	23
Total	716	700

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

During the three months ended June 30, 2020, we continued to advance the TRILOGY Phase 3 clinical program for CaPre in partnership with one of the world’s largest providers of biopharmaceutical development and clinical outsourcing services. Research and development expenses before depreciation, amortization and stock-based compensation expense for the three months ended June 30, 2020 totaled $1,070 compared to $5,542 for the three months ended June 30, 2019. The net decrease was mainly attributable to a reduction in research contracts expense due to the advancement of the Phase 3 clinical program, as it moved closer to completion.

General and administrative expenses totaled $1,301 before stock-based compensation expense for the three months ended June 30, 2020 and increased by $333 from $968 for the three months ended June 30, 2019. The increase was mainly attributable to consulting, accounting and legal fees in connection with the conversion from IFRS to U.S. GAAP.

Sales and marketing expenses were $573 before stock-based compensation expense for the three months ended June 30, 2020 compared to $677 for the three months ended June 30, 2019. The decrease was mostly due to a reduction in professional fees as a result of a planned delay in pre-launch marketing activities until the results of the TRILOGY 2 Phase 3 clinical trial are obtained. The decrease was partially offset by an increase in salaries and benefits as a result of headcount added in 2019 to the commercial team to support expanded business and market development activities.

Liquidity and Capital Resources

Share Capital Structure

Our authorized share capital consists of an unlimited number of Class A, Class B, Class C, Class D and Class E shares, without par value. Issued and outstanding fully paid shares, stock options, restricted shares units and warrants, were as follows for the periods ended:

	June 30, 2020	March 31, 2020
	Number outstanding	Number outstanding
Class A shares, voting, participating and without par value	92,488,385	90,209,449
Stock options granted and outstanding	9,936,486	9,936,486
May 2018 public offering of warrants exercisable at CAD$1.31, until May 9, 2023	6,593,750	6,593,750
Public offering broker warrants May 2018 exercisable at CAD$1.05 until May 9, 2023	222,976	222,976
December 2017 U.S. public offering of warrants exercisable at US$1.26, until December 19, 2022	7,072,962	7,072,962
December 2017 U.S. broker warrants exercisable at US$1.2625, until December 27, 2022	259,121	259,121
February 2017 public offering of warrants exercisable at CAD$2.15, until February 21, 2022	1,723,934	1,723,934

Total fully diluted shares	118,297,614	116,018,678

Cash Flows and Financial Condition Between the Three Months Ended June 30, 2020 and 2019

Summary

As at June 30, 2020, cash and cash equivalents totaled $12,122, a net decrease of $3,855 compared to cash and cash equivalents totaling $15,977 at June 30, 2019.

Operating activities

During the three months ended June 30, 2020 and June 30, 2019, our operating activities used cash of $4,309 and $6,824, respectively. The decrease of $2,515 during the three months ended June 30, 2020, was due to the reduction of spending as the TRILOGY Phase 3 clinical trials were nearing completion, partly offset by the timing of payment of invoices.

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

Investing activities

During the three months ended June 30, 2020, we used cash of $36 to acquire equipment to reinforce our IT infrastructure. During the three months ended June 30, 2019, we generated cash of $5,518 due primarily to the maturity of marketable securities.

Financing activities

During the three-month period ended June 30, 2020, we generated cash of $1,775 due to the net proceeds from the sale of shares under the “at-the-market”, or ATM, program.

During the three months ended June 30, 2019, our financing activities generated $34 due to the exercise of warrants.

On June 29, 2020, we filed a registration statement on Form S-3 with the SEC to register up to US$200 million of common shares, warrants and units that may be offered and sold by us from time to time. The Registration Statement was declared effective by the SEC on July 7, 2020.

ATM program

On February 14, 2019, we entered into an ATM sales agreement with B. Riley FBR, Inc. (“B. Riley”) pursuant to which our common shares may be sold from time to time for aggregate gross proceeds of up to $30 million, with sales only being made on the NASDAQ Stock Market. The common shares would be issued at market prices prevailing at the time of the sale and, as a result, prices may vary between purchasers and during the period of distribution. The ATM program has a 3-year term and requires us to pay between 3% and 4% commission to B. Riley based on volume of sales made.

During the three-month period ended June 30, 2020, a total of 2.3 million common shares were sold for total net proceeds of approximately $1.8 million under the ATM program. The shares were sold at the prevailing market prices, which resulted in an average price of approximately $0.81 per share. Accordingly, proportional costs of $10 related to the common shares sold have been reclassified from deferred financings costs to equity.

On June 29, 2020, we entered into an amended and restated sales agreement, or the Sales Agreement, with B. Riley, Oppenheimer & Co. Inc. and H.C. Wainwright & Co., LLC, or collectively the Agents, to amend the existing ATM program. Under the terms of the Sales Agreement, we may issue and sell from time to time common shares, , having an aggregate offering price of up to $75 million through the Agents.

Subject to the terms and conditions of the Sales Agreement, the Agents will use their commercially reasonable efforts to sell the common shares from time to time, based upon our instructions. We have no obligation to sell any of the common shares and may at any time suspend sales under the Sales Agreement or terminate the Sales Agreement in accordance with its terms. Under the terms of the Sales Agreement, we provided the Agents with customary indemnification rights and the Agents will be entitled to compensation, at a commission rate equal to 3.0% of the gross proceeds from each sale of common shares.

There are several conditions that must be met in order for us to use the ATM, and the program only commits the Agents to use commercially reasonable efforts, and thus is not a guaranteed source of financing. Further, the ATM may be cancelled by the Agents at their sole discretion at any time with 5 days’ notice. In the event that we are unable to use our ATM, we would have to rely on other financing approaches and sources to obtain additional new funding.

Costs incurred to register the Sales Agreement amounted to $130 and were recorded as deferred financing costs in the Consolidated Balance Sheet. Accordingly, the remaining balance of the costs incurred during February 2019 for an amount of $115 were written off to financing expenses.

Transactions Subsequent to June 30, 2020

ATM Program

Subsequent to June 30, 2020, we sold a total of 4,404,152 common shares through the ATM program, for net proceeds of approximately $3.4 million (net of commissions paid for approximately $0.1 million). The shares were sold at the prevailing market prices which resulted in an average price of approximately $0.80 per share.

Financial Position

The following table details the significant changes to the statements of financial position as at June 30, 2020 compared to the prior fiscal year end at March 31, 2020:

Accounts	Increase (Decrease) $	Comments
Cash and cash equivalents	(2,118)	See cash flow statement

Receivables	(51)	Timing of reimbursement of sales taxes
Deferred financing costs	9	Accounting and legal fees incurred in connection with the registration statement for common shares (S-3)
Prepaid expenses	(259)	Expensing of insurance and other prepaid expenses
Equipment	16	Acquisition of equipment net of depreciation
Right of use asset	(12)	Adjustment to the net present value of lease contract for Sherbrooke
Intangible assets	(319)	Amortization
Trade and other payables	(1,419)	Timing of payments net of accruals
Derivative warrant liabilities	678	Change in fair value of derivative warrants

Lease liability	12	Adjustment to the net present value of lease contract for Sherbrooke

See the statement of changes in equity in our financial statements for details of changes to the equity accounts during the three-month periods ended June 30, 2020 and 2019.

Treasury Operations

Our treasury policy is to invest cash that is not required immediately, into instruments with an investment strategy based on capital preservation. Cash equivalents and marketable securities are primarily made in guaranteed investment certificates, term deposits and high-interest savings accounts, which are issued and held with Canadian chartered banks, highly rated promissory notes issued by government bodies and commercial paper. We hold cash denominated in both U.S. and CAD dollars. Funds received in U.S. dollars from equity financings are invested as per our treasury policy in U.S. dollar investments and converted to CAD dollars as needed to fulfill operational requirements and funding.

Derivative Warrant Liabilities

A total of 10,188,100 warrants were issued as part of our May 2018 public offering in Canada and recognized as derivative warrant liabilities with a fair value at inception of $3,323. During the year ended March 31, 2020, a total of 3,594,350 warrants were exercised. As of June 30, 2020, the derivative warrant liability for the remaining 6,593,750 warrants totaled $1,604, which represents the fair value of these warrants as at June 30, 2020. The weighted average fair value of the warrants issued in the May 2018 public offering in Canada was determined to be CAD$0.39 per warrant at inception and approximately CAD$0.33 (US $0.23) per warrant as at June 30, 2020.

On December 27, 2017, 9,801,861 warrants were issued as part of our U.S. public offering and recognized as derivative warrant liabilities with a fair value at inception of $4,548. The December 2017 warrants are derivative warrant liabilities for accounting purposes due to the currency of the exercise price (US$) being different from our Canadian dollar functional currency. During the year ended March 31, 2020, 2,728,899 warrants were exercised (including 52,288 warrants exercised on a cashless basis). As of June 30, 2020, the derivative warrant liability for the remaining 7,072,962 warrants totaled $1,467, which represents the fair value of these warrants as at June 30, 2020. The weighted average fair value of the 2017 warrants issued was determined to be CAD$0.60 per warrant at inception and approximately CAD$0.28 (US $0.21) per warrant as at June 30, 2020.

The variance in the fair value of both existing derivative warrant liabilities as at June 30, 2020 is mostly due to the fluctuations in our share price and the dilution factor.

Contractual Obligations and Commitments

As at June 30, 2020, our liabilities totaled $9,106, of which $5,979 was due within 1 year, and $3,071 related to derivative warrant liabilities that are expected to be settled in common shares.

A summary of the contractual obligations at June 30, 2020, is as follows:

Contractual Obligations	Total	Less than 1 year	1 to 3 years	More than 3 years
	$	$	$	$
Trade and other payables	5,900	5,900	–	–
Operating lease obligations	140	80	60	–
RKO supply agreement	2,808	2,496	312	–

Total	8,848	8,476	372	–

Lease

On March 5, 2020, we renewed the lease agreement for our research and development and quality control laboratory facility located in Sherbrooke, Québec, resulting in an obligation of $160 over 24 months of the lease term. As at June 30, 2020, the remaining balance of the commitment amounted to $140.

RKO supply agreement

On October 25, 2019, we signed a supply agreement with Aker, to purchase RKO for a committed volume of commercial starting material for CaPre at a fixed price for a total value of $3.1 million (take or pay). The delivery of the RKO has been established following a calendar year basis and it is expected to be completed in the 4th calendar quarter of 2021. As at June 30, 2020, the remaining balance of the commitment with Aker amounts to $2.8 million.

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

On May 10, 2019, we announced the settlement regarding legal claims made by our former chief executive officer with respect to the termination of his employment. Pursuant to the settlement agreement, we agreed to issue 900,000 common shares valued at CAD$1.10 per share to our former CEO. In addition, we agreed to reimburse the former CEO for legal fees of $48. Pursuant to the settlement agreement, we received a full and final release from the former CEO on all procedures in connection with the termination of his employment. This settlement was accrued as a short-term liability as at March 31, 2019 and the expense of $790 was included as part of general and administrative expenses. The case is closed, and no further costs are expected.

Off-Balance Sheet Arrangements

As of the date of this quarterly report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Estimates and assumptions include the measurement of derivative warrant liabilities and stock-based compensation. Estimates and assumptions are also involved in measuring the accrual of services rendered with respect to research and developments expenditures at each reporting date, are determining which research and development expenses qualify for research and development tax credits and in what amounts. We recognize the tax credits once it has reasonable assurance that they will be realized. Recorded tax credits are subject to review and approval by tax authorities and, therefore, could be different from the amounts recorded.

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

Stock-based compensation

We have a stock-based compensation plan, which is described in note 15 of the annual consolidated financial statements and note 8 to the interim financial statements. We account for stock options granted to employees based on the fair value method, with fair value determined using the Black-Scholes model. The Black Scholes model requires certain assumptions such as future stock price volatility and expected life of the instrument. Expected volatility is estimated based on weighted average historic volatility. The expected life of the instrument is estimated based on the average of the vesting and contractual periods for employee awards as there is minimal prior exercises of options in which to establish historical exercise experience; and contractual life is used for broker warrants. Under the fair value method, compensation cost is measured at fair value at date of grant and is expensed over the award’s vesting period with a corresponding increase in additional paid-in capital. For stock options granted to non-employees, we measure the grant-date fair value based on the equity instruments issued. Compensation cost is measured when we obtain the goods, or the counterparty renders the service.

Financial Instruments

Credit risk

Credit risk is the risk of a loss if a customer or counterparty to a financial asset fails to meet its contractual obligations. We have credit risk relating to cash, cash equivalents and marketable securities, which we manage by dealing only with highly rated Canadian financial institutions. The carrying amount of financial assets, as disclosed in the statements of financial position, represents our credit exposure at the reporting date.

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

The following table provides an indication of our significant foreign exchange currency exposures as stated in Canadian dollars at the following dates:

	June 30, 2020		June 30, 2019
Denominated in	US $	Euro	US $	Euro

Cash and cash equivalents	4,695	–	1,712	–
Marketable securities	–	–	26	–
Trade and other payables	(5,142)	(161)	(13,313)	(33)
	(204)	(161)	(11,575)	(33)

The following exchange rates are those applicable to the following periods and dates:

	June 30, 2020		June 30, 2019
	Average	Reporting	Average	Reporting

CAD$ per US$	1.3855	1.3576	1.3377	1.3095
CAD$ per Euro	1.5255	1.525	1.5032	1.4887

Based on our foreign currency exposures noted above, varying the above foreign exchange rates to reflect a 5% strengthening of the U.S. dollar and Euro would have an increase (decrease) in net loss as follows, assuming that all other variables remain constant:

	June 30, 2020	June 30, 2019
	$	$

Increase (decrease) in net loss	9	338

An assumed 5% weakening of the foreign currencies would have an equal but opposite effect on the basis that all other variables remained constant.

Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market rates.

Our exposure to interest rate risk as at June 30, 2020 and June 30, 2019 was as follows:

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

Future Accounting Changes

The following new standards, and amendments to standards and interpretations, are not yet effective for the period ended June 30, 2020, and have not been applied in preparing our consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-15-Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs in such cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 and early adoption is permitted. Entities can choose to adopt the new guidance prospectively or retrospectively. Management has adopted the accounting standard update. However, the adoption of this update did not have any impact on the reported amounts as at June 30, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information relating to quantitative and qualitative disclosures about market risks is detailed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, our management, with the participation of our Chief Executive Officer, or the CEO, and Vice President Finance, has performed an evaluation of the effectiveness of our disclosure controls and procedures within the meaning of Rules 13a-15 (e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon this evaluation, our management has concluded that, as of June 30, 2020, our existing disclosure controls and procedures were effective. It should be noted that while the CEO and Vice President Finance believe that our disclosure controls and procedures provide a reasonable level of assurance that they are effective, they do not expect the disclosure controls and procedures to be capable of preventing all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Changes in Internal Control over Financial Reporting

No changes were made to our internal controls over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of June 30, 2020, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our most recently filed annual report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 4.1 from Form S-8 (File No. 333-191383) filed with the Commission on September 25, 2013)

3.2	Amended and Restated General By-Law (incorporated by reference to Exhibit 99.1 from Form 6-K (File No. 001-35776) filed with the Commission on February 21, 2017)

3.3	Advance Notice bylaw No. 2013-1 (incorporated by reference to Exhibit 4.3 from Form S-8 (File No. 333-191383) filed with the Commission on September 25, 2013)

4.1	Specimen Certificate for Common Shares of Acasti Pharma Inc. (incorporated by reference to Exhibit 2.1 from Form 20-F (File No. 001-35776) filed with the Commission on June 6, 2014)

4.2	Warrant Indenture dated December 3, 2013 between Acasti Pharma Inc. and Computershare Trust Company of Canada (incorporated by reference to Exhibit 99.1 from Form 6-K (File No. 001-35776) filed with the Commission on December 3, 2013)

4.3	Warrant Indenture dated February 21, 2017 between Acasti Pharma Inc. and Computershare Trust Company of Canada (incorporated by reference to Exhibit 2.3 from Form 20-F (File No. 001-35776) filed with the Commission on June 27, 2017)

4.4	Warrant Agency Agreement dated December 27, 2017 between Acasti Pharma Inc. and Computershare Inc. and its wholly-owned subsidiary, Computershare Trust Company N.A. (incorporated by reference to Exhibit 2.4 from Form 20-F (File No. 001-35776) filed with the Commission on June 29, 2018)

4.5	Amended and Restated Warrant Indenture dated May 10, 2018 between Acasti Pharma Inc. and Computershare Trust Company of Canada (incorporated by reference to Exhibit 2.5 from Form 20-F (File No. 001-35776) filed with the Commission on June 29, 2018)

10.1	Amended and Restated Sales Agreement, dated June 29, 2020, by and among Acasti Pharma Inc., B. Riley FBR, Inc. and Oppenheimer & Co. Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.2 from Form S-3 (File No. 333-239538) filed with the Commission on June 29, 2020)

23.1	Consent of Destum Partners, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2020

ACASTI PHARMA INC.

By:	/s/ Janelle D’Alvise
Name: Janelle D’Alvise
Title: President and Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Jean-François Boily
Name: Jean-François Boily
Title: Vice President, Finance (Principal Financial Officer and Principal Accounting Officer)