Form 10-Q
period 2020-09-30
Acasti Pharma Inc.
filed 2020-11-16
CIK 1444192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________

FORM 10-Q

 ______________________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

The number of outstanding common shares of the registrant, no par value per share, as of November 16, 2020 was 96,892,537.

1

ACASTI PHARMA INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended September 30, 2020

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains information that may be forward-looking information within the meaning of Canadian securities laws and forward-looking statements within the meaning of U.S. federal securities laws, both of which we refer to in this quarterly report as forward-looking information. Forward-looking information can be identified by the use of terms such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “intend”, “estimate”, “predict”, “potential”, “continue” or other similar expressions concerning matters that are not statements about the present or historical facts. Forward-looking information in this quarterly report includes, among other things, information or statements about:

•	our strategy, future operations, prospects and the plans of our management with a goal to enhance shareholder value;

•	the outcome of the formal review process to explore and evaluate strategic alternatives to enhance shareholder value;

•	our ability to establish collaborations or obtain additional funding;

•	our intellectual property position and duration of our patent rights;

•	the potential adverse effects that the recent COVID-19 pandemic may have on our business and operations;

•	our need for additional financing, and our estimates regarding our future financing and capital requirements;

•	our expectation regarding our financial performance, including our costs and expenses, liquidity and capital resources; and

•	our projected capital requirements to fund our anticipated expenses.

Although the forward-looking information in this quarterly report is based upon what we believe are reasonable assumptions, you should not place undue reliance on that forward-looking information since actual results may vary materially from it. Important assumptions made by us when making forward-looking statements include, among other things, assumptions by us that:

•	we are able to successfully identify and execute an opportunity or opportunities to enhance shareholder value through the strategic review process;

•	we are able to obtain the additional capital and financing we require when we need it;

•	we are able to attract and retain key management and skilled personnel;

•	third parties provide their services to us on a timely and effective basis;

•	we are able to take advantage of new business opportunities in the pharmaceutical industry;

•	we are able to secure and defend our intellectual property rights, and to avoid infringing upon the intellectual property rights of third parties;

•	we face no lawsuits or other proceedings or any such matters, if they arise, are satisfactorily resolved;

•	there are no material adverse changes in relevant laws or regulations; and

•	we are able to continue as a going concern;

In addition, the forward-looking information in this quarterly report is subject to a number of known and unknown risks, uncertainties and other factors, including those described in this quarterly report under the heading “Item 1A. Risk Factors”, many of which are beyond our control, that could cause our actual results and developments to differ materially from those that are disclosed in or implied by the forward-looking information, including, among others:

•	we may never identify a suitable opportunity to enhance shareholder value through the strategic review process;

•	if we do not successfully consummate a strategic transaction, our board of directors may decide to pursue a dissolution and liquidation of our company;

•	we are substantially dependent on our remaining employees to facilitate the consummation of a strategic transaction;

•	we may not realize any additional value in a strategic transaction for our intellectual property.

•	our business and operations may be materially and adversely affected by the recent COVID-19 pandemic;

•	there is substantial doubt about our ability to continue as a going concern;

•	we may be subject to foreign exchange rate fluctuations;

•	we may not realize any additional value in a strategic transaction for our intellectual property;

•	it is difficult and costly to protect our intellectual property rights;

•	we may face infringement of third party intellectual; property and other proprietary rights;

•	general changes in economic and capital market conditions could adversely affect us

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

PART I. FINANCIAL INFORMATION

Item 1: Financial Information

Unaudited Interim Condensed Consolidated Financial Statements

Interim Condensed Consolidated Balance sheets	7

Interim Condensed Consolidated Statements of Loss and Comprehensive Loss	8

Interim Condensed Consolidated Statements of Shareholders’ Equity	9

Interim Condensed Consolidated Statements of Cash Flows	10

Notes to the Interim condensed consolidated financial statements	11

5

Interim Consolidated Condensed Financial Statements of
(Unaudited)

Acasti pharma inc.

Three-month and six-month periods ended September 30, 2020 and 2019

Acasti pharma INC.

Condensed Consolidated Interim Balance sheet

(Unaudited)

		September 30, 2020	March 31, 2020
(thousands of US dollars)	Notes	$	$
Assets

Current assets:
Cash and cash equivalents		11,552	14,240
Receivables		625	546
Assets held for sale	5	1,047	2,578
Deferred financing costs	7(a)	-	121
Prepaid expenses		489	977
Total current assets		13,713	18,462

Right of Use Asset		119	147
Intangible assets	4	-	4,244
Total assets		13,832	22,853

Liabilities and Equity
Current liabilities:
Trade and other payables		3,670	7,319
Lease Liability		81	76
Total current liabilities		3,751	7,395

Derivative warrant liabilities	6,7(c)	1,170	2,393
Lease Liability		38	71
Total liabilities		4,959	9,859

Equity:
Common shares		142,570	137,424
Additional paid-in capital		10,855	9,797
Accumulated other comprehensive loss		(7,400)	(7,887)
Accumulated deficit		(137,152)	(126,340)
Total shareholder’s equity (deficit)		8,873	12,994

Commitments and contingencies	12	-	-

Total liabilities and shareholders’ equity		13,832	22,853

See accompanying notes to unaudited Interim financial statements.

Acasti pharma INC.

Condensed Consolidated Interim Statements of Loss and Comprehensive Loss

(Unaudited)

Three-month and six-month periods ended September 30, 2020 and 2019

		Three-month periods ended		Six-month periods ended
		September 30, 2020	September 30, 2019 (note 13)	September 30, 2020	September 30, 2019 (note 13)
(thousands of US dollars, except per share data)	Notes	$	$	$	$
Operating Expenses
Research and development expenses, net of government assistance	8	(1,286)	(3,954)	(3,042)	(10,144)
General and administrative expenses		(1,324)	(1,555)	(2,973)	(2,671)
Sales and marketing expenses		(134)	(746)	(850)	(1,446)
Impairment of Intangible assets	4	(3,706)	-	(3,706)	-
Impairment of Equipment	5	(1,584)	-	(1,584)	-
Loss from operating activities		(8,034)	(6,255)	(12,155)	(14,261)

Financial Income (expenses)	9	1,888	(14,903)	1,343	(15,743)

Net loss and total comprehensive loss		(6,146)	(21,158)	(10,812)	(30,004)

Basic and diluted loss per share		(0.06)	(0.25)	(0.11)	(0.37)

Weighted average number of shares outstanding		95,119,503	83,092,037	92,917,712	80,877,225

See accompanying notes to unaudited interim financial statements

Acasti pharma INC.

Condensed Consolidated Interim Statements of Changes in Shareholder’s Equity

(Unaudited)

Three-month and six-month periods ended September 30, 2020 and 2019

		Common Shares
(thousands of US dollars except for share data)	Notes	Number	Dollar	Additional Paid-in Capital	Accumulated other comprehensive loss	Deficit	Total
			$	$	$	$	$
Balance, March 31, 2020		90,209,449	137,424	9,797	(7,887)	(126,340)	12,994
Net loss and total comprehensive loss for the period		-	-	-	-	(4,666)	(4,666)
Cumulative translation adjustment		-	-	-	308	-	308
Net proceeds from shares issued under the at-the-market (ATM) program	7(a)	2,278,936	1,765	-	-	-	1,765
Stock based compensation	10	-	-	635	-	-	635
Balance at June 30, 2020		92,488,385	139,189	10,432	(7,579)	(131,006)	11,036
Net loss and total comprehensive loss for the period		-	-	-	-	(6,146)	(6,146)
Cumulative translation adjustment		-	-	-	179	-	179
Net proceeds from shares issued under the at-the-market (ATM) program	7(a)	4,404,152	3,427	-	-	-	3,427
Stock based compensation		(23,394)	(46)	423	-	-	377
Balance at September 30, 2020		96,869,143	142,570	10,855	(7,400)	(137,152)	8,873

		Common Shares
(thousands of US dollars except for share data)	Notes	Number	Dollar	Additional Paid-in Capital	Accumulated other comprehensive loss	Deficit	Total
			$	$	$	$	$
Balance, March 31, 2019		78,132,734	110,857	8,150	(7,135)	(100,827)	11,045
Net loss and total comprehensive loss for the period		-	-	-	-	(8,846)	(8,846)
Cumulative translation adjustment		-	-	-	51	-	51
Shares issued as settlement	7(b)	900,000	739	-	-	-	739
Warrants exercised		20,000	34	-	-	-	34
Stock based compensation		3,000	2	250	-	-	252
Balance at June 30, 2019		79,055,734	111,632	8,400	(7,084)	(109,673)	3,275
Net loss and total comprehensive loss for the period		-	-	-	-	(21,158)	(21,158)
Cumulative translation adjustment		-	-	-	(64)	-	(64)
Warrants exercised		6,113,195	16,706	(188)	-	-	16,518
Stock based compensation		19,166	20	650	-	-	670
Balance at September 30, 2019		85,188,095	128,358	8,862	(7,148)	(130,831)	(759)

See accompanying notes to unaudited interim financial statements.

Acasti pharma INC.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

Three-month and six-month periods ended September 30, 2020 and 2019

		Three-month periods ended		Six-month periods ended
		September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
			(notes 13)		(notes 13)
(thousands of US dollars)	Notes	$	$	$	$

Cash flows used in operating activities:
Net loss for the period		(6,146)	(21,158)	(10,812)	(30,004)
Adjustments:
Amortization of intangible assets		319	482	781	963
Depreciation of equipment		56	72	142	161
Impairment of intangible assets		3,706	-	3,706	-
Impairment of Equipment		1,584	-	1,584	-
Stock-based compensation	10	401	650	1,033	900
Change in fair value of warrant liabilities	6	(2,027)	14,942	(1,518)	15,874
Write off of deferred financing costs of at-the-market (ATM) program	9	142	-	264	-
Accretion of interest on convertible debenture		-	40	-	77
Unrealized foreign exchange (gain) loss		(20)	64	(154)	(45)
		(1,985)	(4,908)	(4,974)	(12,074)
Changes in non-cash working capital items	11	(2,217)	(1,244)	(3,395)	(868)
Changes in other assets		24	-	24	-
Net cash used in operating activities		(4,178)	(6,152)	(8,345)	(12,942)

Cash flows from (used in) investing activities:
Acquisition of equipment		(33)	(17)	(69)	(36)
Acquisition of short-term investments		(21)	(11)	(21)	(2,030)
Maturity of short-term investment		21	3,394	21	10,950
Net cash provided by (used in) investing activities		(33)	3,366	(69)	8,884

Cash flows used in financing activities:
Net proceeds from issuance of common shares under the at-the-market (ATM)	7(a)	3,435	-	5,210	-
Deferred financing costs paid		(1)	(36)	(143)	(36)
Proceeds from exercise of warrants		-	6,619	-	6,619
Proceeds from exercise of stock options		-	13	-	13
Net cash provided by financing activities		3,434	6,596	5,067	6,596

Effect of exchange rate fluctuations on cash and cash equivalents		(31)	(101)	(151)	224
Translations effects on cash and cash equivalents related to reporting currency		238	(190)	810	(137)

Net (decrease) increase in cash and cash equivalents		(570)	3,519	(2,688)	2,625
Cash and cash equivalents, beginning of period		12,122	15,977	14,240	16,871
Cash and cash equivalents, end of period		11,552	19,496	11,552	19,496

Cash and cash equivalents are comprised of:
Cash		6,064	2,615	6,064	2,615
Cash equivalents		5,488	16,881	5,488	16,881

See accompanying notes to unaudited interim financial statements.

Acasti Pharma inc.

Notes to Consolidated Interim Financial Statements

(Unaudited)

Three-month and six-month periods ended September 30, 2020 and 2019

1.	Nature of Operation:

Acasti Pharma Inc. (“Acasti” or the “Corporation”) is incorporated under the Business Corporations Act (Québec) (formerly Part 1A of the Companies Act (Québec)). The Corporation is domiciled in Canada and its registered office is located at 3009, boul.de la Concord Est, Laval, Québec, H7E 2B5.

In August 2020, the Corporation released Phase 3 clinical study results for the Corporation’s lead drug candidate, CaPre. The failure of the studies to meet the primary endpoint resulted in the Corporation making a decision not to proceed with a filing of a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA).

In September 2020, the Corporation has commenced a formal process to explore and evaluate strategic alternatives to enhance shareholder value. Towards this end, the Corporation has engaged a financial advisor to assist in the process. There can be no assurance of a successful outcome from these efforts, or of the form or timing of any such outcome. The Corporation has greatly reduced its research and development activities including a reduction in workforce to reduce operating expenses, while it evaluates these opportunities. The Corporation’s operations are now primarily focused on evaluating these opportunities. The Corporation remains subject to a number of risks similar to other companies in the biotechnology industry, including compliance with government regulations, protection of proprietary technology, dependence on third parties and product liability.

2. Summary of significant accounting policies:

Adoption of U.S. GAAP:

These interim condensed consolidated financial statements of the Corporation have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP). Comparative figures, for the three and six-month periods ended September 30, 2019, which were previously presented in accordance with International Financial Reporting Standards (”IFRS”) as issued by the International Accounting Standards Board, have been adjusted as required to be compliant with the Corporation’s accounting policies under U.S. GAAP.

Basis of presentation:

These unaudited Interim Consolidated Financial Statements have been prepared using accounting policies consistent with those used in preparing the Corporation’s March 31, 2020 Annual Consolidated Financial Statements, except as disclosed in Note 3 – Recent accounting pronouncements and policies, and should be read in conjunction with such statements and Notes thereto.

Going concern uncertainty:

The following summarizes the principal conditions or events relevant to the Corporation’s going concern assessment, which primarily considers the period of one year from the issuance date of these financial statements. The Corporation has incurred operating losses and negative cash flows from operations since its inception. The Corporation’s current assets of $13.7 million as at September 30, 2020 include cash and cash equivalents totaling $11.5 million. The Corporation’s current liabilities total $3.8 million at September 30, 2020 and are comprised primarily of amounts due to or accrued for creditors. The Corporations ability to continue as a going concern for the next twelve months from the issuance of the financial statements is dependent upon its ability to achieve a successful strategic alternative and ultimately generate cashflows to meet its obligations. Due to the failure of the Corporation’s Phase 3 clinical studies to meet its primary endpoints, and the resulting decision not to file an NDA to obtain FDA approval for CaPre, the Corporation has commenced a formal process to explore and evaluate strategic alternatives to enhance shareholder value, which is currently the focus of the Corporation’s activities. There is no assurance that a strategic transaction will be consummated as such transaction is not within the Corporation’s control. Management plans to reduce operating expenses including workforce reductions, while they evaluate these opportunities.

As a result, there is a substantial doubt about the Corporation’s ability to continue as a going concern. The condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Corporation will continue its operations in the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the ordinary course of business. These consolidated financial statements do not include any adjustments to the carrying values and classification of assets and liabilities and reported expenses that might result from the outcome of this uncertainty and that may be necessary if the going concern basis was not appropriate for these consolidated financial statements. If the Corporation was unable to continue as a going concern, material impairment of the carrying values of the Corporation’s remaining assets could be required.

Acasti Pharma inc.

Notes to Consolidated Interim Financial Statements

(Unaudited)

Three-month and six-month periods ended September 30, 2020 and 2019

2.	Summary of significant accounting policies (continued):

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

Estimates and assumptions include the measurement of derivative warrant liabilities (note 6) and stock-based compensation (note 10), impairment of intangibles and assets held for sale (notes 4 and 5) and the take-or-pay contract (note 12(a)). Estimates and assumptions are also involved in measuring the accrual of services rendered with respect to research and developments expenditures at each reporting date, as well as in determining which research and development expenses qualify for investment tax credits and in what amounts. The Corporation recognizes the tax credits once it has reasonable assurance that they will be realized. Recorded tax credits are subject to review and approval by tax authorities and, therefore, could be different from the amounts recorded.

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

In August 2018, the FASB issued ASU 2018-15 Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs in such cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 and early adoption is permitted. Entities can choose to adopt the new guidance prospectively or retrospectively. Management has adopted the accounting standard update. However, the adoption of this update did not have any impact on the reported amounts as at September 30, 2020.

4.	Impairment loss Intangible assets:

The Corporation tests intangible assets for impairment should circumstances change or events occur that would indicate that the fair value of an asset may be below its carrying value. During the second quarter of fiscal 2021, the Corporation released its Phase 3 clinical programs data and its failure to meet its primary endpoints, and the resulting decision to not file an NDA to obtain FDA approval for CaPre. In addition, a significant share price reduction occurred. Due to these indicators of impairment under ASC 350, the Corporation undertook an analysis to determine the fair value of its intangible asset this quarter.

In prior years, the Corporation entered into agreements with Neptune Wellness Solutions Inc. (Neptune) pursuant to which the Corporation obtained a license and exercised its option under this license agreement to pay in advance all of the future royalties payable to Neptune. This license allows the Corporation to exploit the intellectual property rights in-order to develop novel active pharmaceutical ingredients into commercial products for the prescription drugs market. In assessing the magnitude of any impairment of the license the Corporation considered all available evidence including i) significant adverse impact from business climate due to Phase 3 clinical programs failure to meet its primary endpoints, and the resulting decision to not file an NDA to obtain FDA approval for CaPre, and the resulting internal forecasts that no cash flows from the use of the license was possible, and (ii) management’s estimate that a market place participant would place minimal to no value on the license if it were to be sold on its own or in combination with other assets, recognized or not, which is a level 3 measurement in the fair value hierarchy which included unobservable inputs. Accordingly, an impairment loss of $3,706 was recognized for the three and six-months ended September 30, 2020, which represents the totality of the intangible assets net book value prior to the impairment trigger.

Acasti Pharma inc.

Notes to Consolidated Interim Financial Statements

(Unaudited)

Three-month and six-month periods ended September 30, 2020 and 2019

5.	Assets held for sale

During the period the Corporation committed to a plan and is actively marketing for sale Other assets and Equipment and has met the criteria for classification of assets held for sale:

	September 30, 2020	March 31, 2020
	$	$
Other assets	680	668
Equipment	367	1,910
	1,047	2,578

a.	Other assets

Other assets represent krill oil (RKO) held by the Company that was expected to be used in the conduct of research and activities and clinical trials related to the development CaPre drug. Given the development of CaPre will no longer be pursued, the Corporation is expected to sell this reserve. However, there is uncertainty whether the other assets will be recoverable and there is a risk of loss being recorded in the near-term.

b.	Equipment

September 30, 2020	Cost	Accumulated depreciation	Impairment loss	Net book value
	$	$		$
Furniture and office equipment	16	(4)	-	12
Computer equipment	149	(28)	(54)	67
Laboratory equipment	722	(411)	(171)	140
Production equipment	2,472	(965)	(1,359)	148
	3,359	(1,408)	(1,584)	367

Equipment is made up of Laboratory, Production, Computer and Office equipment that was utilized in the development of CaPre. Similarly, to the intangible assets, the announcement of the failed Phase 3 clinical trials resulted in an impairment trigger for the laboratory and production equipment. The impairment loss is based on management’s estimate of the fair value of the equipment less cost to sell, which is based primarily on estimated market prices obtained from brokers specialized in selling used equipment. These projections are based on Level 3 inputs of the fair value hierarchy and reflect the Corporations best estimate of market participants’ pricing of the assets as well as the general condition of the assets.

6.	Derivative warrant liabilities:

The warrants issued as part of the public offering of units composed of Common Shares and Common Share purchase warrants on May 9, 2018 and May 14, 2018 are derivative warrant liabilities given the warrant indenture contains certain contingent provisions that allow for cash settlement.

Warrants issued as part of a public offering of units composed of Common Shares and Common Share purchase warrants on December 27, 2017 are derivative warrant liabilities given the currency of the exercise price is different from the Corporation’s functional currency.

Acasti Pharma inc.

Notes to Consolidated Interim Financial Statements

(Unaudited)

Three-month and six-month periods ended September 30, 2020 and 2019

6.	Derivative warrant liabilities (continued):

The derivative warrant liabilities are measured at fair value at each reporting period and the reconciliation of changes in fair value for the six-month periods is presented in the following tables:

	Warrant liabilities issued May 2018				Warrant liabilities issued December 27, 2017
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
		$		$		$		$
Balance – beginning of period		1,146		6,177		1,247		6,005
Exercised		-		(5,890)		-		(3,990)
Change in fair value		(680)		8,273		(838)		7,601
Translation effect		145		38		150		17
Balance – end of period		611		8,598		559		9,633

Fair value per share issuable	USD $	0.09	USD $	1.29	USD $	0.08	USD $	1.29

The fair value of the derivative warrant liabilities was estimated using the Black-Scholes option pricing model and based on the following assumptions:

	Warrant liabilities issued May 2018				Warrant liabilities issued December 27, 2017
	September 30, 2020		March 31, 2020		September 30, 2020		March 31, 2020
Exercise price	CAD $	1.31	CAD $	1.31	USD $	1.26	USD $	1.26
Share price	CAD $	0.27	CAD $	0.53	USD $	0.20	USD $	0.38
Risk-free interest		0.48%		0.66%		0.28%		0.37%
Estimated life (years)		2.61		3.11		2.24		2.74
Expected volatility		137.16%		107.59%		144.33%		125.03%

7.	Capital and other components of equity:

(a)	“At-the-market” sales agreement:

On February 14, 2019, the Corporation entered into an “at-the-market” (ATM) sales agreement with B. Riley FBR, Inc. (“B. Riley”) pursuant to which the Common Shares may be sold from time to time for aggregate gross proceeds of up to $30 million, with sales only being made on the NASDAQ Stock Market. The Common Shares would be issued at market prices prevailing at the time of the sale and, as a result, prices may vary between purchasers and during the period of distribution. The ATM has a 3-year term and requires the Corporation to pay between 3% and 4% commission to B. Riley based on volume of sales made. During the six-month period ended September 30, 2020, a total of 6.7 million common shares were sold for total net proceeds of approximately $5.2 million under the ATM program. Commission costs related to share sale amounted to $106. The shares were sold at the prevailing market prices, which resulted in an average price of approximately $0.81 per share. Accordingly, proportional costs of $18 related to the common shares sold, have been reclassified from deferred financings costs to equity. On June 29, 2020, the Corporation entered into an amended and restated sales agreement (the Sales Agreement) with B. Riley, Oppenheimer & Co. Inc. and H.C. Wainwright & Co., LLC (collectively, the “Agents”) to amend the existing ATM program. Under the terms of the Sales Agreement, the Corporation may issue and sell from time to time its common shares (the Shares) having an aggregate offering price of up to US $75,000,000 through the Agents. Subject to the terms and conditions of the Sales Agreement, the Agents will use their commercially reasonable efforts to sell the Shares from time to time, based upon the Corporation’s instructions. The Corporation has no obligation to sell any of the Shares and may at any time suspend sales under the Sales Agreement. The Corporation and the Agents may terminate the Sales Agreement in accordance with its terms. Under the terms of the Sales Agreement, the Corporation has provided the Agents with customary indemnification rights and the Agents will be entitled to compensation, at a commission rate equal to 3.0% of the gross proceeds from each sale of the Shares. Costs incurred to register the Sales Agreement amounted to $130 and were initially recorded as deferred financing costs in the Consolidated Balance Sheet. Accordingly, the remaining balance of the costs incurred during February 2019 for an amount of $122 were written off to financing expenses. Subsequently, as a result of the operational events affecting the Corporation, it is not intended that the ATM will be utilized in the coming period, resulting in all remaining deferred financing costs of $142 being written off to financial expenses.

Acasti Pharma inc.

Notes to Consolidated Interim Financial Statements

(Unaudited)

Three-month and six-month periods ended September 30, 2020 and 2019

7.	Capital and other components of equity (continued):

(b)	Shares issued as settlement:

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

(c)	Warrants:

The warrants of the Corporation are composed of the following as at September 30, 2020 and March 31, 2020:

	September 30, 2020		March 31, 2020
	Number outstanding	Amount	Number outstanding	Amount
		$		$
Liability
May 2018 public offering warrants 2018 (i)	6,593,750	611	6,593,750	1,146
Series December 2017 U.S. public offering warrants 2017 (ii)	7,072,962	559	7,072,962	1,247
	13,666,712	1,170	13,666,712	2,393

Equity
Public offering warrants
Public offering Broker warrants May 2018(iii)	222,976	89	222,976	89
Series December 2017 US Broker warrants (iv)	259,121	161	259,121	161
Public offering warrants February 2017 (v)	1,723,934	631	1,723,934	631
	2,206,031	881	2,206,031	881

(i)	Warrant to acquire one Common Share at an exercise price of CAD $1.31, expiring on May 9, 2023.
(ii)	Warrant to acquire one Common Share at an exercise price of $1.26, expiring on December 27, 2022.
(iii)	Warrant to acquire one Common Share o at an exercise price of CAD $1.05, expiring on May 9, 2023.
(iv)	Warrant to acquire one Common Share at an exercise price of $1.2625, expiring on December 19, 2022.
(v)	Warrant to acquire one Common Share at an exercise price of CAD $2.15, expiring on February 21, 2022.

8.	Government assistance:

Government assistance is comprised of a government grant from the Canadian federal government and research and development investment tax credits receivable from the Quebec provincial government, which relate to qualifiable research and development expenditures under the applicable tax laws. The amounts recorded as receivables are subject to a government tax audit and the final amounts received may differ from those recorded. For the six-month periods ended September 30, 2020 and September 30, 2019, the Corporation recorded $84 and $75, respectively, as a reduction of research and development expenses in the Statement of Loss and Comprehensive Loss.

In September 2019, the Corporation was awarded up to CAD $750,000 in non-dilutive and non-repayable funding from the National Research Council of Canada Industrial Research Assistance Program (NRC IRAP) to apply towards eligible research and development disbursements of the Corporation’s unique commercial production platform for CaPre. During the six-month period ended September 30, 2020 the Corporation claimed $79 in connection with this program, which has been recorded as a reduction of research and development expenses in the Consolidated Statements of Loss and Comprehensive Loss.

In October 2020, the Corporation received correspondence from the National Research Council of Canada Industrial Research Assistance Program (NRC IRAP) that the eligible amount awarded to the Corporation for non-dilutive and non-repayable funding was reduced from up to CAD $750,000 to up to CAD $326,357.

Acasti Pharma inc.

Notes to Consolidated Interim Financial Statements

(Unaudited)

Three-month and six-month periods ended September 30, 2020 and 2019

9.	Financial Income (expenses):

	Three-month periods ended		Six-month periods ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	$	$	$	$
Foreign exchange gain (loss)	(12)	(16)	50	40
Interest payable on convertible debenture	-	(30)	-	(60)
Accretion of interest on convertible debenture	-	(40)	-	(77)
Write off of deferred financing fees related to at-the-market (ATM) program	(142)	-	(264)	-
Change in fair value of warrant liabilities	2,027	(14,942)	1,518	(15,874)
Interest income	15	125	39	228

Financial income (expenses)	1,888	(14,903)	1,343	(15,743)

10.	Stock based compensation:

At September 30, 2020 the Corporation has in place a stock option plan for directors, officers, employees and consultants of the Corporation (“Stock Option Plan”). An amendment of the Plan was approved by shareholders on September 30, 2020. The amendment provides for an increase to the existing limits for Common Shares reserved for issuance under the Stock Option Plan as well as certain changes to the minimum vesting period applicable to options granted to directors under the Stock Option Plan. The stock option plan continues to provide for the granting of options to purchase Common Shares. The exercise price of the stock options granted under this amended plan is not lower than the closing price of the Common Shares on the TSXV at the close of markets the day preceding the grant. The maximum number of Common Shares that may be issued upon exercise of options granted under the amended Stock Option Plan was increased from 11,719.910 representing 15% of the issued and outstanding Common Shares of the Company as of April 9, 2019, to 14,533,881 representing 15% of the issued and outstanding Common Shares of the Company as of August 26, 2020. The terms and conditions for acquiring and exercising options are set by the Corporation’s Board of Directors, subject among others, to the following limitations: the term of the options cannot exceed ten years and (i) all options granted to a director will be vested evenly on a monthly basis over a period of at least twelve (12) months, and (ii) all options granted to an employee will be vested evenly on a quarterly basis over a period of at least thirty-six (36) months.

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

The following table summarizes information about activities within the stock option plan for the six-month periods ended:

	September 30, 2020		September 30, 2019
	Weighted average exercise price	Number of options	Weighted average exercise price	Number of options
	CAD $		CAD $
Outstanding at beginning of period	1.00	9,936,486	1.25	4,046,677
Granted	-	-	1.29	2,154,517
Exercised	-	-	0.77	(22,166)
Forfeited	0.68	(359,000)	0.77	(1000)
Outstanding at end of period	1.01	9,577,486	1.27	6,178,028

Exercisable at end of period	1.21	4,848,149	1.46	2,567,349

No stock options were granted during the three and six-month periods ended September 30, 2020.

Acasti Pharma inc.

Notes to Consolidated Interim Financial Statements

(Unaudited)

Three-month and six-month periods ended September 30, 2020 and 2019

10.	Stock based compensation (continued):

Compensation expense recognized under the stock option plan for the three-month periods ended September 30, 2020 and 2019 was as follows:

	Three-month periods ended		Six-month periods ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	$	$	$	$
Research and development expenses	105	142	246	220
General and administrative expenses	184	426	532	574
Sales and marketing expenses	112	82	255	106
	401	650	1,033	900

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

11.	Supplemental cash flow disclosure:

(a)	Changes in non-cash operating items:

	Three-month periods ended		Six-month periods ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	$	$	$	$
Receivables	(119)	427	(47)	227
Prepaid expenses	250	185	544	556
Unpaid fixed assets	-	(17)	-	-
Trade and other payables	(2,348)	(1,839)	(3,892)	(1,651)
	(2,217)	(1,244)	(3,395)	(868)

(b)	Non-cash transactions:

	Three-month periods ended		Six-month periods ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	$	$	$	$
Equipment included in trade and other payables	-	219	-	219
Shares issued as settlement	-	-	-	680
Fair value of derivative warrants liability reclassified to Equity	-	9,890		9,904
Interest payable included in trade and other payables	-	30	-	30

Acasti Pharma inc.

Notes to Consolidated Interim Financial Statements

(Unaudited)

Three-month and six-month periods ended September 30, 2020 and 2019

12.	Commitments and contingencies:

(a)	Take or pay contract:

On October 25, 2019, the Corporation signed a supply agreement with Aker Biomarine Antartic AS (“Aker”), to purchase raw krill oil product for a committed volume of commercial starting material for CaPre for a total value of $3.1M million (take or pay). The delivery of the products has been established following a calendar year basis and it must be completed in the 4th calendar quarter of 2021. As at September 30, 2020, the remaining balance of the commitment with Aker amounts to $2.8 million. There are no termination provisions within the supply agreement. Management is currently assessing whether they can recover any value from the raw krill oil product and given the uncertainty of recoverability, there is a risk that the Corporation may have a significant loss on this contract in the near term.

(b)	Success fees

On September 23, 2020 the Corporation engaged Oppenheimer & Co., Inc,. as its financial advisor to assist in the formal process to explore and evaluate strategic alternatives to enhance shareholder value. This arrangement includes fees to be paid by the Corporation based on the success of a strategic outcome.

13.	Comparative figures

Certain comparative figures in the six and three-month period ended September 30, 2019, have been adjusted, in order to conform to US GAAP. Adjustments included certain reclassifications within equity for certain warrants, the recognition of deferred tax on legacy transfers of license from Neptune that were subject to an initial recognition exemption under IFRS and different classifications within the statement of cash flows for treatment of interest expense and income.

14.	Subsequent events:

In October 2020, the Corporation communicated the decision to terminate certain employees identified as part of the reduction in work force activities, which $329 of severances will be paid.

In addition, in October 2020 in connection with its strategic review process, the Corporation entered into retention incentive agreements with the Chief Executive Officer (CEO) and Chief Operating Officer (COO).

The Retention Agreements provide that the Corporation will pay the CEO an employment retention incentive of $100 provided that the CEO remains employed with the Company until the earlier of April 30, 2021 or the closing of a merger or like transaction with a third party.

In addition, the Retention Agreements also provide that the Corporation will pay each of the CEO and COO an amount of up to $125 in the event that certain milestones are met in relation to the monetization by the Corporation of its assets relating to the Corporation’s drug candidate, CaPre.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This management’s discussion and analysis, or MD&A, is presented in order to provide the reader with an overview of the financial results and changes to our balance sheet as at September 30, 2020 and for the three and six-month periods then ended. This MD&A explains the material variations in our results of operations, balance sheet and cash flows for the three and six-month periods ended September 30, 2020 and 2019.

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

This MD&A, approved by the Board of Directors on November 16, 2020, should be read in conjunction with our unaudited condensed interim consolidated financial statements for the three and six-month periods ended September 30, 2020 and 2019 included in this quarterly report. Our interim financial statements were prepared in accordance with generally accepted accounting principles issued by the Financial Accounting Standards Board in the United States, or GAAP. Up to and including the third quarter ended December 31, 2019, we prepared our consolidated financial statements in accordance with International Financial Reporting Standards, or IFRS, as issued by the International Accounting Standards Board. The comparative information in our financial statements for the three and six-months ended September 30, 2019, has been adjusted, as necessary, to be compliant with our accounting policies under GAAP. Our financial results are now published in United States dollars. Effective March 31, 2020, the reporting currency used in the consolidated financial statements has changed from Canadian dollars to U.S. dollars. This change in reporting currency has been applied in the interim financial statements retrospectively such that all amounts expressed in our consolidated financial statements and the accompanying notes thereto are in U.S. dollars.

All amounts appearing in this MD&A for the period by period discussions are in thousands of U.S. dollars, except share and per share amounts or unless otherwise indicated.

Business Overview

We are a biopharmaceutical innovator that has historically focused on the research, development and commercialization of prescription drugs using OM3 fatty acids delivered both as free fatty acids and bound-to-phospholipid esters, derived from krill oil. OM3 fatty acids have extensive clinical evidence of safety and efficacy in lowering triglycerides in patients with hypertriglyceridemia, or HTG. Our lead product candidate is CaPre, an OM3 phospholipid therapeutic. As a result of disappointing results from our two phase 3 trials, the Company has determined that the best way forward for our shareholders is to consider its strategic options including; the sale of the business; or other strategic transactions. Please refer to our most recently filed annual report on Form 10-K and our last quarterly report on Form 10-Q for a historical description of our business.

Recent Developments

TRILOGY 1 & 2 Topline Results

Our two Phase 3 clinical trials, designated as TRILOGY 1 &2 randomized a total of 242 and 278 patients respectively, and were designed to evaluate the efficacy, safety and tolerability of CaPre in patients with severe hypertriglyceridemia. The top-line results were announced on January 13, 2020 and August 31, 2020 respectively, and neither TRILOGY 1 nor TRILOGY 2 reached statistical significance, and therefore did not meet their primary endpoint for lowering triglycerides.

As a result, we will not file a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) for patients with severe hypertriglyceridemia, and we do not plan to conduct additional clinical trials for CaPre. CaPre was well tolerated in TRILOGY 2, with a safety profile similar to placebo, and consistent with the Company’s previously conducted Phase 2 and 3 studies.

Engaged Oppenheimer & Co. Inc. to Assist in Strategic Review

On September 29, 2020 we announced that we had commenced a formal process to explore and evaluate strategic alternatives to enhance shareholder value. Towards this end, we have engaged Oppenheimer & Co., Inc., as our financial advisor to assist in the process. There can be no assurance of a successful outcome from these efforts, or of the form or timing of any such outcome. We expect to devote significant time and resources to identifying and evaluating strategic alternatives, however, there can be no assurance that such activities will result in any agreements or transactions that will enhance shareholder value. We do not intend to make any further disclosures regarding the strategic review process unless and until a specific course of action is approved by our Board of Directors.

Reduction in Headcount and Discontinuation of Substantially all Commercial and R&D Activities

In September 2020 we initiated a plan to reduce personnel and expenses to preserve cash and further reduce our operations consistent with the decision to discontinue substantially all commercialization and research and development activities.

Retention Agreements

In connection with our strategic review process and upon the recommendation of our Governance and Human Resources Committee, in October 2020 we entered into retention incentive agreements with Ms. Jan D’Alvise, our President and Chief Executive Officer, and Mr. Pierre Lemieux, our Chief Operating Officer and Chief Scientific Officer (the “Retention Agreements”).

The Retention Agreements provide that we will pay Ms. D’Alvise an employment retention incentive of US $100,000 provided that she remains employed with the Company until the earlier of April 30, 2021 or the closing of a merger or like transaction with a third party. This amount is also payable by the Company to Ms. D’Alvise in the event of the termination of her employment without cause prior to the achievement of such milestones.

In addition, the Retention Agreements also provide that we will pay each of Ms. D’Alvise and Mr. Lemieux an amount of up to US $125,000 in the event that certain milestones are met in relation to the monetization by the Company of its assets relating to CaPre. A minimum amount of US $75,000 is also payable by the Company to each of Ms. D’Alvise and Mr. Lemieux in the event of the termination of their employment without cause prior to the achievement of such milestones.

We also announce the upcoming departure of Mr. Brian Groch, our Chief Commercial Officer, from his position with the Company effective December 31, 2020, until which date he is continuing in his role with Acasti.

COVID-19 Update

To date, the ongoing COVID-19 pandemic has not caused significant disruptions to our business operations and research and development activities. However, in light of our intended evaluation of strategic alternatives, a continuation of the COVID-19 pandemic and any resulting volatility generally in the capital markets could adversely impact the outcome of our strategic process.

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

Going Concern Uncertainty

The following summarizes the principal conditions or events relevant to our going concern assessment, which primarily considers the period of one year from the issuance date of our consolidated financial statements. We have incurred operating losses and negative cash flows from operations since our inception. Our current assets of $13.7 million as at September 30, 2020 include cash and cash equivalents totaling $11.5 million. Our current liabilities total $3.7 million at September 30, 2020 and are comprised primarily of amounts due to or accrued for creditors. Our ability to continue as a going concern for the next twelve months from the issuance of the financial statements is dependent upon our ability to achieve a successful strategic alternative and ultimately generate cashflows to meet our obligations. Due to the failure of our TRILOGY Phase 3 clinical studies to meet the primary endpoints, and the resulting decision not to file an NDA to obtain FDA approval for CaPre, we have commenced a formal process to explore and evaluate strategic alternatives to enhance shareholder value, which is currently the focus of the Corporation’s activities. There is no assurance that a strategic transaction will be consummated as such transaction is not within the Corporation’s control. Management plans to reduce operating expenses including workforce reductions, while they evaluate these opportunities.

As a result, there is a substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements have been prepared on a going concern basis, which assumes we will continue our operations in the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the ordinary course of business. These consolidated financial statements do not include any adjustments to the carrying values and classification of assets and liabilities and reported expenses that might result from the outcome of this uncertainty, and that may be necessary if the going concern basis was not appropriate for these consolidated financial statements. If we were unable to continue as a going concern, material impairment of the carrying values of our remaining assets could be required.

Comparative Financial Information for the Three-Month and Six-Month Periods Ended September 30, 2020 and 2019

	Three-month periods ended		Six-Month periods ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	$	$	$	$
Net loss	(6,146)	(21,158)	(10,812)	(30,004)
Basic and diluted gain (loss) per share	(0.06)	(0.25)	(0.11)	(0.37)
Total assets	13,882	29,083	13,832	29,083
Working capital[1]	9,962	9,362	9,962	9,362
Total non-current financial liabilities	1,208	18,231	1,208	18,231
Total shareholders’ equity	8,873	(759)	8,873	(759)

1 Working capital is calculated by subtracting current liabilities from current assets. Because there is no standard method endorsed by GAAP requirements, the results may not be comparable to similar measurements presented by other public companies.

Statement of Net Loss

	Three-month periods ended		Six-month periods ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	$	$	$	$
Research and development expenses	(1,286)	(3,954)	(3,042)	(10,144)
General and administrative expenses	(1,324)	(1,555)	(2,973)	(2,671)
Sales and marketing expenses	(134)	(746)	(850)	(1,446)
Impairment of Intangible assets	(3,706)	-	(3,706)	-
Impairment of Equipment	(1,584)	-	(1,584)	-

Financial Income (expenses)	1,888	(14,903)	1,343	(15,743)
Net loss	(6,146)	(21,158)	(10,812)	(30,004)

Results of Operations for the Three-Month and Six-Month Periods Ended September 30, 2020 and 2019

The net loss of $6,146 or $0.06 per share for the three months ended September 30, 2020 decreased by $15,012 from the net loss $21,158 or $0.25 per share for the three months ended September 30, 2019.

The reduction in net loss, resulted primarily from net financial expenses decreasing to a gain of $1,888 for the three months ended September 30, 2020, as compared to net financial expenses of $14,903 for the three months ended September 30, 2019. This is due mostly to a decreased impact from the change in fair value of the derivative warrant liability as compared to the comparative fiscal quarter in 2019, caused by a proportionately higher decrease in the quarter over quarter closing share price partly offset by a reduction in the number of warrants outstanding due to exercises during the prior year.

In addition, a decrease in research and development expenses of $2,668 occurred as the TRILOGY Phase 3 clinical program for CaPre was winding down. General and administrative expenses decreased from the prior period, with the current period being impacted by higher legal and professional fees offset by the reversal of annual bonus accruals. Sales and marketing expenses also decreased, as a result of the termination of CaPre commercialization activities due to the negative TRILOGY 2 Phase 3 clinical trial results.

Furthermore, operational events for the TRILOGY clinical trials resulted in impairment triggers and an increased loss due to impairment of equipment and intangible assets amounting to $5,290.

The net loss of $10,812 or $0.11 per share for the six months ended September 30, 2020 decreased by $19,192 from the net loss $30,004 or $0.37 per share for the six months ended September 30, 2019.

The decreased net loss resulted primarily from a net financial income of $1,343 for the six months ended September 30, 2020, as compared to net financial expenses of $15,743 for the six months ended September 30, 2019, due mostly to the change in fair value of the warrant derivative liability. In addition, a decrease in research and development expenses of $7,102 occurred as the TRILOGY Phase 3 clinical program for CaPre was winding down.

General and administrative expenses increased from the comparative period due to increased legal fees offset by the reversal of annual bonus accruals. Sales and marketing expenses also decreased by $596, as a result of the termination of any CaPre commercialization activities due to the negative TRILOGY 2 Phase 3 clinical trial results.

Furthermore, operational events related to the TRILOGY results resulted in increased loss related to the impairment of equipment and intangible assets amounting to $5,290.

Two separate derivative warrant liabilities are included in the statement of financial position as at September 30, 2020, and September 30, 2019. These derivative warrant liabilities stem from the financing transactions that took place in May 2018 and December 2017. The derivative warrant liabilities are re-measured to fair value at each reporting date using the Black-Scholes option pricing model. The valuations are mainly driven by the fluctuation in our share price resulting in an increased or decreased loss or gain related to the change in fair value of the warrant liabilities and increasing or decreasing the corresponding liability in the balance sheet.

Breakdown of Major Components of the Statement of Loss and Comprehensive Loss

Research and development expenses
	Three Months Ended		Six Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	$	$	$	$
Salaries and benefits	286	423	720	834
Research contracts	275	2,493	774	7,471
Professional fees	201	241	355	405
Other	55	100	114	163
Government grants & tax credits	(7)	-	(83)	(73)
Sub-total	810	3,257	1,880	8,800
Stock-based compensation	105	142	246	220
Depreciation and amortization	371	555	916	1,124
Total	1,286	3,954	3,042	10,144

General and administrative expenses
	Three Months Ended		Six Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	$	$	$	$
Salaries and benefits	135	363	493	718
Professional fees	753	478	1,455	844
Other	247	288	486	535
Sub-total	1,135	1,129	2,434	2,097
Stock-based compensation	184	426	532	574
Depreciation	5	-	7	-
Total	1,324	1,555	2,973	2,671

Sales and Marketing Expenses
	Three Months Ended		Six Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	$	$	$	$
Salaries and benefits	112	263	502	452
Professional fees	(23)	186	75	553
Other	(67)	215	18	335
Sub-total	22	664	595	1,340
Stock-based compensation	112	82	255	106
Total	134	746	850	1,446

Three-Months Ended September 30, 2020 Compared to the Three-Months Ended September 30, 2019

During the three months ended September 30, 2020, we released our TRILOGY 2 Phase 3 clinical study results for our product in development, CaPre. TRILOGY 2 failed to meet the primary endpoint, and consequently we will not be filing a New Drug Application (NDA) with the U.S. Food and Drug Administration. We have significantly reduced our research and development and marketing activities to reduce operating expenses, while we continue to evaluate a range of strategic opportunities. As a result, research and development expenses before depreciation, amortization and stock-based compensation expense for the three months ended September 30, 2020 totaled $810 compared to $3,257 for the three months ended September 30, 2019. The net decrease was mainly attributable to a reduction in research contracts with the reduction in R&D activities.

General and administrative expenses totaled $1,135 before depreciation and stock-based compensation expense for the three-months ended September 30, 2020 and increased by $6 from $1,129 for the three months ended September 30, 2019. This increase is mostly a result of a $273 increase related to legal fees offset by a decrease of $227 related to salaries, due to a reversal of bonus accruals.

Sales and marketing expenses were $22 before stock-based compensation expense for the three months ended September 30, 2020 compared to $664 for the three months ended September 30, 2019. The decrease was mostly due to a reduction in professional fees as a result of an end to planned pre-launch marketing activities for CaPre.

Stock-based compensation expense decreased to $401 for the three-month period ended September 30, 2020, as compared to $650 for the three-month period ended September 30, 2019. The decrease in expense of $249 is due to forfeited options as well as the fact that no options have been granted in the current period.

The depreciation and amortization expense decreased by $179 for the three-month period ended September 30, 2020, as compared to $555 for the three-month period ended September 30, 2019. This is due to the impact of the decreased values of intangibles and Equipment.

Six-Months Ended September 30, 2020 Compared to the Six-Months Ended September 30, 2019

During the three months ended September 30, 2020, we released our TRILOGY 2 Phase 3 clinical study results for our lead product in development, CaPre. TRILOGY 2 failed to meet the primary endpoint, and consequently we will not be filing a New Drug Application (NDA) with the U.S. Food and Drug Administration. We have significantly reduced our research and development and marketing activities to reduce operating expenses, while we continue to evaluate a range of strategic opportunities. As a result, research and development expenses before depreciation, amortization and stock-based compensation expense for the six-months ended September 30, 2020 totaled $1,880 compared to $8,800 for the six-months ended September 30, 2019. The net decrease was mainly attributable to a reduction in R&D activities primarily for clinical research and regulatory contracts.

General and administrative expenses totaled $2,434 before depreciation and stock-based compensation expense for the six-months ended September 30, 2020 and increased by $337 from $2,097 for the six-months ended September 30, 2019. This increase was mainly attributable to a $183 increase associated with our insurance policies, as well as an increase of $385 in corporate and legal fees, which was offset by a $225 decrease in salaries related to a reversal in bonus amounts accrued.

Sales and marketing expenses were $595 before stock-based compensation expense for the six-months ended September 30, 2020 compared to $1,340 for the six-months ended September 30, 2019. The decrease was mostly due to a reduction in professional fees, due to the termination of planned pre-launch marketing activities for CaPre.

Stock-based compensation expense increased to $1,033 for the six-month period ended September 30, 2020, as compared to $900 for the six-month period ended September 30, 2019. The increase in expense of $133 is the result of 6.1 million stock options granted to existing and new employees and directors during the fiscal year ended March 31, 2020, partially offset by stock options forfeited.

The depreciation and amortization expense decreased by $201 for the six-month period ended September 30, 2020, as compared to $1,124 for the six-month period ended September 30, 2019. This is due to the impact of the decreased values of intangibles and equipment.

Liquidity and Capital Resources

Share Capital Structure

Our authorized share capital consists of an unlimited number of Class A, Class B, Class C, Class D and Class E shares, without par value. Issued and outstanding fully paid shares, stock options, restricted shares units and warrants, were as follows for the periods ended:

	September 30, 2020 Number outstanding	March 31, 2020 Number outstanding
Class A shares, voting, participating and without par value	96,869,143	90,209,449
Stock options granted and outstanding	9,577,486	9,936,486
May 2018 public offering of warrants exercisable at CAD$1.31, until May 9, 2023	6,593,750	6,593,750
Public offering broker warrants May 2018 exercisable at CAD$1.05 until May 9, 2023	222,976	222,976
December 2017 U.S. public offering of warrants exercisable at US$1.26, until December 19, 2022	7,072,962	7,072,962
December 2017 U.S. broker warrants exercisable at US$1.2625, until December 27, 2022	259,121	259,121
February 2017 public offering of warrants exercisable at CAD$2.15, until February 21, 2022	1,723,934	1,723,934

Total fully diluted shares	122,319,372	116,018,678

Cash Flows and Financial Condition Between the Three and six-Months Ended September 30, 2020 and 2019

Summary

As at September 30, 2020, cash and cash equivalents totaled $11,552, a net decrease of $7,944 compared to cash and cash equivalents totaling $19,496 at September 30, 2019.

Operating activities

During the three months ended September 30, 2020 and September 30, 2019, the Corporation’s operating activities used cash of $4,178 and $6,152, respectively, and during the six-months periods ended September 30, 2020 and September 30, 2019, the Corporation’s operating activities used cash of $8,345 and $12,942, respectively further modified by changes in working capital, excluding cash.

Investing activities

During the three-months ended September 30, 2020, the Corporation’s investing activities used cash of $33, compared to providing cash of $3,366 for the three months ended September 30, 2019. The reduction in cash provided of $3,399 is due to the decrease in marketable securities held and invested.

During the six-months ended September 30, 2020, the Corporation’s investing activities used cash of $69, compared to providing cash of $8,884 for the six-months ended September 30, 2019. The reduction in cash provided of $8,953 is due to the decrease in marketable securities held and invested.

Financing activities

During the three-months ended September 30, 2020, the Corporation’s financing activities provided cash totaling $3,434 due to proceeds from the sale of shares under the “at-the-market”, or ATM, program, compared to cash generated of $6,619 due to exercise of warrants during the three months ended September 30, 2019.

During the six-months ended September 30, 2020, the Corporation’s financing activities provided cash totaling $5,067 due to proceeds from the sale of shares under the “at-the-market”, or ATM, program, compared to cash generated of $6,619 due to exercise of warrants during the six months ended September 30, 2019.

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

On June 29, 2020, we entered into an amended and restated sales agreement, or the Sales Agreement, with B. Riley, Oppenheimer & Co. Inc. and H.C. Wainwright & Co., LLC, or collectively the Agents, to amend the existing ATM program. Under the terms of the Sales Agreement, we may issue and sell from time to time common shares, having an aggregate offering price of up to $75 million through the Agents.

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

During the six-month period ended September 30, 2020, a total of 6.7 million common shares were sold for total net proceeds of approximately $5.2 million under the ATM program. The shares were sold at the prevailing market prices, which resulted in an average price of approximately $0.81 per share. Accordingly, proportional costs of $18 related to the common shares sold have been reclassified from deferred financings costs to equity.

As a result of the failure of the Trilogy trials to reach their endpoints and the decision not to pursue its application with the FDA, and the consequent drop in share price, we have determined that further use of the facility is not appropriate. Costs incurred to register the Sales Agreement amounted to $130 and were initially recorded as deferred financing costs in the Consolidated Balance Sheet. Accordingly, the remaining balance of the costs incurred during February 2019 for an amount of $122 were written off to financing expenses. Subsequently, all remaining deferred financing costs of $142 were written off to financial expenses.

Financial Position

The following table details the significant changes to the statements of financial position as at September 30, 2020 compared to the prior fiscal year end at March 31, 2020:

Accounts	Increase (Decrease) $	Comments
Cash and cash equivalents	(2,688)	See cash flow statement
Receivables	47	Timing of reimbursement of sales taxes
Deferred financing costs	(121)	New costs, net of write off
Prepaid expenses	(544)	Expensing of insurance and other prepaid expenses
Equipment	(1,543)	Amortization & Impairment
Right of use asset	(28)	Adjustment to the net present value of lease contract for Sherbrooke
Intangible assets	(4,244)	Amortization & Impairment
Trade and other payables	(3,649)	Timing of payments net of accruals
Derivative warrant liabilities	(1,223)	Change in fair value of derivative warrants
Lease liability	(28)	Payment of lease liability

See the statement of changes in equity in our financial statements for details of changes to the equity accounts during the three and six-months periods ended September 30, 2020 and 2019.

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

Impairment loss Intangible assets:

We test intangible assets for impairment should circumstances change or events occur that would indicate that the fair value of an asset may be below its carrying value. During the second quarter of 2021, we released our Phase 3 clinical programs data and its failure to meet its primary endpoints, and the resulting decision to not file an NDA to obtain FDA approval for CaPre. Due to these indicators of impairment under ASC 350. The Corporation undertook an analysis to determine the fair value of its intangible asset this quarter.

In prior years, we entered into agreements with Neptune Wellness Solutions Inc. (Neptune) pursuant to which the we obtained a license and exercised their option under this license agreement to pay in advance all of the future royalties payable to Neptune. This license allows us to exploit the intellectual property rights in-order to develop novel active pharmaceutical ingredients into commercial products for the prescription drugs market. In assessing the magnitude of any impairment of the license we considered all available evidence including i) significant adverse impact from business climate due to Phase 3 clinical programs failure to meet its primary endpoints, and the resulting decision to not file an NDA to obtain FDA approval for CaPre, and the resulting internal forecasts that no cash flows from the use of the license was possible, and (ii) management’s estimate that a market place participant would place minimal to no value on the license if it were to be sold on its own or in combination with other assets, recognized or not, which is a level 3 measurement in the fair value hierarchy which included unobservable inputs. Accordingly, an impairment loss of $3,706 was recognized for the three and six-months ended September 30, 2020, which represents the totality of the intangible assets net book value prior to the impairment trigger.

Assets held for sale

During the period we committed to a plan and are actively marketing for sale, Other assets and Equipment, which have met the criteria for classification of assets held for sale:

	September 30, 2020	March 31, 2020
	$	$
Other assets	680	668
Equipment	367	1,910
	1,047	2,578

Other assets

Other assets represent krill oil (RKO) held that was expected to be used in the conduct of research and activities and clinical trials related to the development CaPre drug. Given the development of CaPre will no longer be pursued, we expect to sell this reserve. However, there is uncertainty whether the other assets will be recoverable and there is a risk of loss being recorded in the near-term.

Equipment

September 30, 2020	Cost	Accumulated depreciation	Impairment loss	Net book value
	$	$		$
Furniture and office equipment	16	(4)	-	12
Computer equipment	149	(28)	(54)	67
Laboratory equipment	722	(411)	(171)	140
Production equipment	2,472	(965)	(1,359)	148
	3,359	(1,408)	(1,584)	367

Equipment is made up of Laboratory, Production, Computer and Office equipment that was utilized in the development of CaPre. Similarly, to the intangible assets, the announcement of the failed Phase 3 clinical trials resulted in an impairment trigger for the laboratory and production equipment. The impairment loss is based on management’s estimate of the fair value of the equipment less cost to sell, which is based primarily on estimated market prices obtained from brokers specialized in selling used equipment. These projections are based on Level 3 inputs of the fair value hierarchy and reflect the Corporations best estimate of market participants’ pricing of the assets as well as the general condition of the assets.

Derivative Warrant Liabilities

A total of 10,188,100 warrants were issued as part of our May 2018 public offering in Canada and recognized as derivative warrant liabilities with a fair value at inception of $3,323. During the year ended March 31, 2020, a total of 3,594,350 warrants were exercised. As of September 30, 2020, the derivative warrant liability for the remaining 6,593,750 warrants totaled $611, which represents the fair value of these warrants as at September 30, 2020. The weighted average fair value of the warrants issued in the May 2018 public offering in Canada was determined to be CAD $0.39 per warrant at inception and approximately CAD $0.12 (US $0.09) per warrant as at September 30, 2020.

On December 27, 2017, 9,801,861 warrants were issued as part of our U.S. public offering and recognized as derivative warrant liabilities with a fair value at inception of $4,548. The December 2017 warrants are derivative warrant liabilities for accounting purposes due to the currency of the exercise price (US$) being different from our Canadian dollar functional currency. During the year ended March 31, 2020, 2,728,899 warrants were exercised (including 52,288 warrants exercised on a cashless basis). As of September 30, 2020, the derivative warrant liability for the remaining 7,072,962 warrants totaled $559, which represents the fair value of these warrants as at September 30, 2020. The weighted average fair value of the 2017 warrants issued was determined to be CAD $0.60 per warrant at inception and approximately CAD $0.11 (US $0.08) per warrant as at September 30, 2020.

The variance in the fair value of both existing derivative warrant liabilities as at September 30, 2020 is mostly due to the fluctuations in our share price and the dilution factor.

Contractual Obligations and Commitments

As at September 30, 2020, our liabilities totaled $4,959, of which $3,751 was due within 1 year, and $1,170 related to derivative warrant liabilities that are expected to be settled in common shares.

A summary of the contractual obligations at September 30, 2020, is as follows:

Contractual Obligations	Total	Less than 1 year	1 to 3 years	More than 3 years
	$	$	$	$
Trade and other payables	3,670	3,670	-	-
Operating lease obligations	119	81	38	-
RKO supply agreement	2,800	2,800	-	-

Total	6,589	6,551	38	-

Lease

On March 5, 2020, we renewed the lease agreement for our research and development and quality control laboratory facility located in Sherbrooke, Québec, resulting in an obligation of $160 over 24 months of the lease term. As at September 30, 2020, the remaining balance of the commitment amounted to $119.

RKO supply agreement

On October 25, 2019, we signed a supply agreement with Aker, to purchase RKO for a committed volume of commercial starting material for CaPre at a fixed price for a total value of $3.1 million (take or pay). The delivery of the RKO has been established following a calendar year basis and it is expected to be completed in the 4th calendar quarter of 2021. As at September 30, 2020, the remaining balance of the commitment with Aker amounts to $2.8 million. There are no termination provisions within the supply agreement. We are currently assessing whether we can recover any value from the raw krill oil product and given the uncertainty of recoverability, there is a risk that we may have a significant loss on this contract in the near term.

Financial advisor agreement

On September 23, 2020 we engaged Oppenheimer & Co., Inc,. as our financial advisor to assist in the formal process to explore and evaluate strategic alternatives to enhance shareholder value. This arrangement includes fees to be paid on the success of a strategic outcome.

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

Estimates and assumptions include the measurement of derivative warrant liabilities, stock-based compensation, impairment of intangibles, assets held for sale and the take or pay contract. Estimates and assumptions are also involved in measuring the accrual of services rendered with respect to research and developments expenditures at each reporting date, are determining which research and development expenses qualify for research and development tax credits and in what amounts. We recognize the tax credits once it has reasonable assurance that they will be realized. Recorded tax credits are subject to review and approval by tax authorities and, therefore, could be different from the amounts recorded. Estimates and assumptions are also utilized in the assessment of impairment of deferred financing costs, equipment and intangibles.

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

Stock-based compensation

We have a stock-based compensation plan, which is described in note 15 of the annual consolidated financial statements and note 9 to the interim financial statements. We account for stock options granted to employees based on the fair value method, with fair value determined using the Black-Scholes model. The Black Scholes model requires certain assumptions such as future stock price volatility and expected life of the instrument. Expected volatility is estimated based on weighted average historic volatility. The expected life of the instrument is estimated based on the average of the vesting and contractual periods for employee awards as there is minimal prior exercises of options in which to establish historical exercise experience; and contractual life is used for broker warrants. Under the fair value method, compensation cost is measured at fair value at date of grant and is expensed over the award’s vesting period with a corresponding increase in additional paid-in capital. For stock options granted to non-employees, we measure the grant-date fair value based on the equity instruments issued. Compensation cost is measured when we obtain the goods, or the counterparty renders the service.

Impairment of Long-Lived Assets

We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount is first compared with the undiscounted cash flows. If the carrying amount is higher than the sum of undiscounted cash flows, then we determine the fair value of the underlying asset group. Any impairment loss to be recognized is measured as the difference by which the carrying amount of the asset group exceeds the estimated fair value of the asset group.

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

The following table provides an indication of our significant foreign exchange currency exposures as stated in Canadian dollars at the following dates:

	September 30, 2020		September 30, 2019
Denominated in	US $	Euro	US $	Euro

Cash and cash equivalents	4,440	-	1,903	-
Marketable securities	-	-	20	-
Trade and other payables	(2,585)	-	(7,087)	-
	1,855	-	(5,164)	-

The following exchange rates are those applicable to the following periods and dates:

	September 30, 2020		September 30, 2019
	Average	Reporting	Average	Reporting

CAD$ per US$	1.3580	1.3319	1.3292	1.3240
CAD$ per Euro	1.5418	1.5611	1.4855	1.4438

Based on our foreign currency exposures noted above, varying the above foreign exchange rates to reflect a 5% strengthening of the U.S. dollar and Euro would have an increase (decrease) in net loss as follows, assuming that all other variables remain constant:

	September 30, 2020	September 30, 2019
	$	$

Increase (decrease) in net loss	93	(258)

An assumed 5% weakening of the foreign currencies would have an equal but opposite effect on the basis that all other variables remained constant.

Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market rates.

Our exposure to interest rate risk as at September 30, 2020 and September 30, 2019 was as follows:

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

Future Accounting Changes

The following new standards, and amendments to standards and interpretations, are not yet effective for the period ended September 30, 2020, and have not been applied in preparing our consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-15-Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs in such cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 and early adoption is permitted. Entities can choose to adopt the new guidance prospectively or retrospectively. Management has adopted the accounting standard update. However, the adoption of this update did not have any impact on the reported amounts as at September 30, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information relating to quantitative and qualitative disclosures about market risks is detailed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, our management, with the participation of our Chief Executive Officer, or the CEO, and CFO, has performed an evaluation of the effectiveness of our disclosure controls and procedures within the meaning of Rules 13a-15 (e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon this evaluation, our management has concluded that, as of September 30, 2020, our existing disclosure controls and procedures were effective. It should be noted that while the CEO and CFO believe that our disclosure controls and procedures provide a reasonable level of assurance that they are effective, they do not expect the disclosure controls and procedures to be capable of preventing all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Changes in Internal Control over Financial Reporting

No changes were made to our internal controls over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of September 30, 2020, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

Any investment in our Common Stock involves a high degree of risk. The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. If any of these risks actually occur, our business, financial condition, prospects, results of operations or cash flow could be materially and adversely affected and you could lose all or a part of the value of your investment. Additional risks or uncertainties not currently known to us, or that we deem immaterial, may also negatively affect our business operations.

Risks Related to Our Evaluation of Strategic Alternatives

Our business to date has been almost entirely dependent on the success of CaPre, and we have decided we will not file a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) for patients with severe hypertriglyceridemia, and we do not plan to conduct additional clinical trials for CaPr. We will explore and evaluate strategic alternatives, which may not be successful.

To date, we have invested substantially all of our efforts and financial resources in the research and development of our lead indication for CaPre, which was our only product candidate to enter Phase 3 clinical trials.

On August 31, 2020, we announced that our second Phase 3 trial, TRILOGY 2 did not meet its primary endpoints and we would discontinued research and development activities to reduce operating expenses, including a reduction in our workforce, to preserve our cash resources while we evaluate our strategic alternatives with a goal to maximize stockholder value. We have retained Oppenheimer & Co., Inc. to advise and assist us in this strategic review, along with legal advisors. There can be no assurance that our process to identify and evaluate potential strategic alternatives will result in any definitive offer to consummate a strategic transaction, or if made that the terms thereof will be acceptable to the Company. If any definitive offer to consummate a strategic transaction is received, there can be no assurance that a definitive agreement will be executed or that, if a definitive agreement is executed, the transaction will be consummated. In addition, there can be no assurance that any transaction, involving our company and/or assets, that is consummated would enhance stockholder value. There also can be no assurance that we will conduct further drug research or development activities in the future.

If we are successful in completing a strategic transaction, we may be exposed to other operational and financial risks, including increased near-term or long-term expenditures, exposure to unknown liabilities, incurrence of substantial debt or dilutive issuances of equity securities to pay for acquisitions, higher-than-expected acquisition and integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel, impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership, and inability to retain key employees of our company or any acquired businesses.

The identification, negotiation, and completion of a strategic transaction will require significant time on the part of our management and may divert such attention away from other aspects of our business. The identification, negotiation, and completion of any such transaction may also require more time and cash resources than we anticipate.

If we do not successfully consummate a strategic transaction, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our shareholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities

There can be no assurance that the process to identify a strategic transaction will result in a successfully consummated transaction. If no transaction is completed, our board of directors may decide to pursue a dissolution and liquidation of the Company. In such an event, the amount of cash available for distribution to our shareholders will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations while we evaluate our strategic alternatives. In addition, if our board of directors were to approve and recommend, and our shareholders were to approve, a dissolution and liquidation of the Company, we would be required under applicable corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our shareholders. Our commitments and contingent liabilities may include (i) obligations under our employment and related agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of our company; (ii) potential litigation against us, and other various claims and legal actions arising in the ordinary course of business; and (iii) non-cancelable obligations. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of the Company. If a dissolution and liquidation were pursued, our board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common shares could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of the Company.

We are substantially dependent on our remaining employees to facilitate the consummation of a strategic transaction.

Our ability to successfully complete a strategic transaction depends in large part on our ability to retain certain of our remaining personnel. Despite our efforts to retain these employees, one or more may terminate their employment with us on short notice. The loss of the services of any of our employees could potentially harm our ability to evaluate and pursue strategic alternatives, as well as fulfill our reporting obligations as a public company. In connection with our discontinuation of research and development activities, we initiated a plan in September 2020 to reduce personnel and expenses to preserve cash and further reduce our operations.

We may not realize any additional value in a strategic transaction for our intellectual property.

The market capitalization of our company is or may be below the value of our cash, cash equivalents and marketable securities at the time of consummation of any strategic transaction. Although the TRILOGY clinical trials failed to meet their primary endpoints, we believe that data from preclinical and other clinical studies of CaPre may support potential further investigation and development activities by a potential counterparty in a strategic transaction. However, potential counterparties in a strategic transaction involving our company may place minimal or no value on our assets, given the limited data regarding their potential new application. Further, the development and any potential commercialization of CaPre by a potential counterparty to a strategic transaction will require substantial additional funding associated with the conduct of the necessary clinical testing to obtain regulatory approval. Consequently, any potential counterparty in a strategic transaction involving our company may choose not to spend additional resources and continue development of CaPre and may attribute little or no value, in such a transaction, to CaPre or our intellectual property.

Our ability to successfully consummate a strategic transaction may be materially and adversely affected by the recent COVID-19 pandemic.

The COVID-19 pandemic is severely adversely affecting the U.S., Canadian and many other global economies. If the outbreak continues to spread, it may affect our operations and those of third parties upon which we rely, including:

•	limiting our ability to explore strategic alternatives to enhance shareholder value

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

General Risks Related to the Company

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

Our current assets of $15.3 million as at September 30, 2020 include cash and cash equivalents totaling $11.5 million. Due to the Phase 3 clinical programs failure to meet its primary endpoints, and the resulting decision to not file an NDA to obtain FDA approval for CaPre, we have commenced a formal process to explore and evaluate strategic alternatives to enhance shareholder value. If we do not achieve a successful strategic alternative and ultimately generate cashflows to meet our obligations, we may not be able to realize our assets and discharge its liabilities in the normal course of business. There is no assurance that a strategic transaction will be consummated as such transaction is not within our control. We plan to reduce operating expenses including workforce reductions, while we evaluate these opportunities. Consequently, we expect to require additional capital to fund our daily operating needs beyond July of 2021. Based on a conservative estimate, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the third calendar quarter of 2021.

As a result, there is a substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared on a going-concern basis, which assumes we will continue our operations in the foreseeable future, and will be able to realize our assets and discharge our liabilities and commitments in the ordinary course of business. If we are unable to continue as a going concern, material impairments of the carrying value of our assets, could be required.

We may be subject to foreign exchange rate fluctuations.

Our reporting currency is the U.S. dollar. However, many of our expenses are denominated in foreign currencies, including Canadian dollars. As we previously completed financings in both Canadian and U.S. dollars, both currencies are maintained and used to make required payments in the applicable currency. Though we plan to implement measures designed to reduce our foreign exchange rate exposure, the U.S. dollar/Canadian dollar and U.S. dollar /European euro exchange rates have fluctuated significantly in the recent past and may continue to do so, which could have a material adverse effect on our business, financial position and results of operations.

Risks Related to Intellectual Property

We may not realize any additional value in a strategic transaction for our intellectual property.

The market capitalization of our corporation is or may be below the value of our cash, cash equivalents and marketable securities at the time of consummation of any strategic transaction. Although the CaPre clinical trial failed to meet its primary endpoints, we believe that data from preclinical and other clinical studies of CaPre may support potential further investigation and development activities. However, potential counterparties in a strategic transaction involving our corporation may place minimal or no value on our assets, given the limited data regarding their potential application. Further, the development and any potential commercialization of investigational CaPre will require substantial additional funding associated with conducting the necessary clinical testing and obtaining regulatory approval. Consequently, any potential counterparty in a strategic transaction involving our corporation may choose not to spend additional resources and continue development of CaPre and may attribute little or no value, in such a transaction, to CaPre or our other intellectual property.

It is difficult and costly to protect our intellectual property rights.

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

We may need to raise additional capital in order to execute on our business plan. We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our shareholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our shareholders. The incurrence of indebtedness by us would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.

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

Our net losses and expenses may fluctuate significantly and any failure to meet financial or clinical expectations may disappoint securities analysts or investors and result in a decline in the price of our common shares. Our net losses and expenses have fluctuated in the past and are likely to do so in the future. The market price of our common shares has fluctuated significantly in the past and may continue to do so. Some of the factors that could cause the market price for our common shares to fluctuate include the following:

•	the fluctuations in valuation of our derivative warrant liabilities;

•	the outcome of any litigation;

•	changes in foreign currency fluctuations;

•	competition;

•	the timing of achievement and the receipt of milestone payments from current or future third parties;

•	failure to enter into new or the expiration or termination of current agreements with third parties;

•	execution of any new collaboration, licensing or similar arrangement, and the timing of payments we may make or receive under such existing or future arrangements or the termination or modification of any such existing or future arrangements;

•	any intellectual property infringement lawsuit or opposition against us or our competition that could have a negative impact on the OM3 space, interference or cancellation proceeding in which we may become involved;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	inability to achieve strategic outcome from review of strategic alternatives;

•	changes in general market and economic conditions.

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

As of September 30, 2020, there were 15.9 million common shares issuable under outstanding warrants at various exercise prices. To the extent that holders of existing warrants sell common shares issued upon the exercise of warrants, the market price of our common shares may decrease due to the additional selling pressure in the market. The risk of dilution from issuances of common shares underlying existing warrants may cause shareholders to sell their common shares, which could further contribute to any decline in our common share market price.

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

On February 28, 2020, we received written notification from the NASDAQ Listing Qualifications Department for failing to maintain a minimum bid price of $1.00 per share for the preceding 30 consecutive business days, as required by NASDAQ Listing Rule 5550(a)(2) – bid price (the “Minimum Bid Price Rule”). The NASDAQ notification has no immediate effect on the listing of our common shares. Under NASDAQ Listing Rule 5810(c)(3)(A) – compliance period, we initially had 180 calendar days to regain compliance.

On April 17, 2020, we were informed that NASDAQ had granted temporary regulatory relief related to its minimum bid price requirement due to the COVID-19 pandemic for all NASDAQ-listed companies and therefore extended the deadline for us to regain compliance to November 9, 2020.

On November 11, 2020, we were further informed that NASDAQ had granted an additional 180 calendar days, or until May 10, 2021, for us to regain compliance. We have not regained compliance to date.

If at any time over this relief period the bid price of our common shares closes at $1.00 per share or more for a minimum of ten (10) consecutive business days, NASDAQ will provide written confirmation of compliance and the matter will be closed. If we do not regain compliance within the relief period, then our common shares will be subject to delisting, at which time we may appeal the delisting determination to a NASDAQ Hearings Panel.

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

Our management, in the ordinary course of our business, regularly explores potential strategic opportunities and transactions. These opportunities and transactions may include strategic joint venture relationships, significant debt or equity investments in us by third parties, the acquisition or disposition of material assets, the licensing, acquisition or disposition of material intellectual property, the development of new drug candidates, significant distribution arrangements, the sale of our common shares and other similar opportunities and transactions. The public announcement of any of these or similar strategic opportunities or transactions might have a significant effect on the price of our common shares. Our policy is to not publicly disclose the pursuit of a potential strategic opportunity or transaction unless we are required to do so by applicable law, including applicable securities laws relating to periodic disclosure obligations. There can be no assurance that investors who buy or sell common shares are doing so at a time when we are not pursuing a particular strategic opportunity or transaction that, when announced, would have a significant effect on the price of our common shares.

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

As of September 30, 2019, we no longer qualified as a “foreign private issuer” as defined in Rule 405 under the U.S. Securities Act of 1933, as amended, and Rule 3b-4 of the Exchange Act. As a foreign private issuer, we were exempt from certain provisions under U.S. federal securities laws applicable to U.S. public companies. We are now considered a U.S. domestic issuer and are subject to increased compliance obligations under the Exchange Act. The regulatory and compliance costs to us under U.S. securities laws as a U.S. domestic issuer may be significantly more than the costs we incurred as a foreign private issuer.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 4.1 from Form S-8 (File No. 333-191383) filed with the Commission on September 25, 2013)

3.2	Amended and Restated General By-Law (incorporated by reference to Exhibit 99.1 from Form 6-K (File No. 001-35776) filed with the Commission on February 21, 2017)

3.3	Advance Notice bylaw No. 2013-1 (incorporated by reference to Exhibit 4.3 from Form S-8 (File No. 333-191383) filed with the Commission on September 25, 2013)

4.1	Specimen Certificate for Common Shares of Acasti Pharma Inc. (incorporated by reference to Exhibit 2.1 from Form 20-F (File No. 001-35776) filed with the Commission on June 6, 2014)

4.2	Warrant Indenture dated December 3, 2013 between Acasti Pharma Inc. and Computershare Trust Company of Canada (incorporated by reference to Exhibit 99.1 from Form 6-K (File No. 001-35776) filed with the Commission on December 3, 2013)

4.3	Warrant Indenture dated February 21, 2017 between Acasti Pharma Inc. and Computershare Trust Company of Canada (incorporated by reference to Exhibit 2.3 from Form 20-F (File No. 001-35776) filed with the Commission on June 27, 2017)

4.4	Warrant Agency Agreement dated December 27, 2017 between Acasti Pharma Inc. and Computershare Inc. and its wholly-owned subsidiary, Computershare Trust Company N.A. (incorporated by reference to Exhibit 2.4 from Form 20-F (File No. 001-35776) filed with the Commission on June 29, 2018)

4.5	Amended and Restated Warrant Indenture dated May 10, 2018 between Acasti Pharma Inc. and Computershare Trust Company of Canada (incorporated by reference to Exhibit 2.5 from Form 20-F (File No. 001-35776) filed with the Commission on June 29, 2018)

10.1	Amended and Restated Sales Agreement, dated June 29, 2020, by and among Acasti Pharma Inc., B. Riley FBR, Inc. and Oppenheimer & Co. Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.2 from Form S-3 (File No. 333-239538) filed with the Commission on June 29, 2020)

10.2	Retention agreement, dated October 27, 2020, between Acasti Pharma Inc. and Jan D’Alvise

10.3	Retention agreement, dated October 29, 2020 between Acasti Pharma Inc. and Pierre Lemieux

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 16, 2020

ACASTI PHARMA INC.

By:	/s/ Janelle D’Alvise
Name: Janelle D’Alvise
Title: President and Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Brian Ford
Name: Brian Ford
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

