Form 10-Q
period 2020-12-31
Acasti Pharma Inc.
filed 2021-02-09
CIK 1444192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________

FORM 10-Q

______________________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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

The number of outstanding common shares of the registrant, no par value per share, as of February 9, 2021 was 179,495,705.

2

ACASTI PHARMA INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended December 31, 2020

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains information that may be forward-looking information within the meaning of Canadian securities laws and forward-looking statements within the meaning of U.S. federal securities laws, both of which we refer to in this quarterly report as forward-looking information. Forward-looking information can be identified by the use of terms such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “intend”, “estimate”, “predict”, “potential”, “continue” or other similar expressions concerning matters that are not statements about the present or historical facts. Forward-looking information in this quarterly report includes, among other things, information or statements about:

•	our strategy, future operations, prospects and the plans of our management with a goal to enhance shareholder value;

•	the outcome of our formal review process to explore and evaluate strategic alternatives to enhance shareholder value;

•	our ability to establish collaborations or obtain additional funding;

•	our intellectual property position and duration of our patent rights;

•	the potential adverse effects that the COVID-19 pandemic may have on our business and operations;

•	our need for additional financing, and our estimates regarding our future financing and capital requirements;

•	our expectation regarding our financial performance, including our costs and expenses, liquidity and capital resources; and

•	our projected capital requirements to fund our anticipated expenses.

Although the forward-looking information in this quarterly report is based upon what we believe are reasonable assumptions, you should not place undue reliance on that forward-looking information since actual results may vary materially from it. Important assumptions made by us when making forward-looking statements include, among other things, assumptions by us that:

•	we are able to successfully identify and execute an opportunity or opportunities to enhance shareholder value through our strategic review process;

•	we are able to obtain the additional capital and financing we require when we need it;

•	we are able to attract and retain key management and skilled personnel;

•	third parties provide their services to us on a timely and effective basis;

•	we are able to take advantage of new business opportunities in the pharmaceutical industry;

•	we are able to secure and defend our intellectual property rights, and to avoid infringing upon the intellectual property rights of third parties;

•	we face no lawsuits or other proceedings or any such matters, if they arise, are satisfactorily resolved;

•	there are no material adverse changes in relevant laws or regulations; and

•	we are able to continue as a going concern;

In addition, the forward-looking information in this quarterly report is subject to a number of known and unknown risks, uncertainties and other factors, including those described in this quarterly report under the heading “Item 1A. Risk Factors”, many of which are beyond our control, that could cause our actual results and developments to differ materially from those that are disclosed in or implied by the forward-looking information, including, among others:

•	we may never identify a suitable opportunity to enhance shareholder value through our strategic review process;

•	if we do not successfully consummate a strategic transaction, our board of directors may decide to pursue a dissolution and liquidation of our company;

•	we are substantially dependent on our remaining employees to facilitate the consummation of a strategic transaction;

•	we may not realize any additional value in a strategic transaction for our intellectual property;

•	our business and operations may be materially and adversely affected by the COVID-19 pandemic;

•	we may be subject to foreign exchange rate fluctuations;

•	we may not realize any additional value in a strategic transaction for our intellectual property;

•	it is difficult and costly to protect our intellectual property rights;

•	we may face infringement of third party intellectual; property and other proprietary rights; and

•	general changes in economic and capital market conditions could adversely affect us

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

Except as otherwise indicated, references in this quarterly report to “Acasti,” “the Corporation,” “we,” “us” and “our” refer to Acasti Pharma Inc. and its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1: Financial Information

Unaudited Interim Condensed Consolidated Financial Statements

Interim Condensed Consolidated Balance sheets	8

Interim Condensed Consolidated Statements of Loss and Comprehensive Loss	9

Interim Condensed Consolidated Statements of Shareholders’ Equity	10

Interim Condensed Consolidated Statements of Cash Flows	12

Notes to the Interim condensed consolidated financial statements	13

6

Interim Consolidated Condensed Financial Statements of
(Unaudited)

Acasti pharma inc.

Three-month and nine-month periods ended December 31, 2020 and 2019

Acasti pharma INC.

Condensed Consolidated Interim Balance sheet

(Unaudited)

		December 31, 2020	March 31, 2020
(thousands of US dollars)	Notes	$	$
Assets

Current assets:
Cash and cash equivalents		26,546	14,240
Short-term investments	4	1,372	-
Receivables		619	546
Inventory	10	14	-
Assets held for sale	6	1,088	2,578
Deferred financing costs	8(a)	-	121
Prepaid expenses		559	977
Total current assets		30,198	18,462

Right of Use Asset		105	147
Intangible assets	5	-	4,244
Total assets		30,303	22,853

Liabilities and Equity
Current liabilities:
Trade and other payables		2,143	7,319
Lease Liability		105	76
Total current liabilities		2,248	7,395

Derivative warrant liabilities	7,8(c)	2,340	2,393
Lease Liability		-	71
Total liabilities		4,588	9,859

Equity:
Common shares		162,196	137,424
Additional paid-in capital		10,825	9,797
Accumulated other comprehensive loss		(6,934)	(7,887)
Accumulated deficit		(140,372)	(126,340)
Total shareholder’s equity (deficit)		25,715	12,994

Commitments and contingencies	13

Total liabilities and shareholders’ equity		30,303	22,853

See accompanying notes to unaudited Interim financial statements.

Acasti pharma INC.

Condensed Consolidated Interim Statements of Loss and Comprehensive Loss

(Unaudited)

Three-month and nine-month periods ended December 31, 2020 and 2019

		Three-month periods ended		Nine-month periods ended
		December 31, 2020	December 31, 2019 (note 13)	December 31, 2020	December 31, 2019 (note 13)
(thousands of US dollars, except per share data)	Notes	$	$	$	$
Revenues
Revenues from product sales	10	81	-	81	-

Operating Expenses
Cost of sales of products		(36)	-	(36)	-
Research and development expenses, net of government assistance	9	(678)	(3,912)	(3,720)	(14,056)
General and administrative expenses		(1,105)	(1,579)	(4,078)	(4,250)
Sales and marketing expenses		(226)	(655)	(1,076)	(2,101)
Impairment of Intangible assets	5	-	-	(3,706)	-
Impairment of Equipment	6	-	-	(1,584)	-

Loss from operating activities		(1,964)	(6,146)	(14,119)	(20,407)

Financial Income (expenses)	11	(1,256)	(5,977)	87	(21,721)

Net loss and total comprehensive loss		(3,220)	(12,123)	(14,032)	(42,128)

Basic and diluted loss per share		(0.03)	(0.14)	(0.15)	(0.51)

Weighted average number of shares outstanding		110,467,167	86,767,312	95,376,935	82,817,283

See accompanying notes to unaudited interim financial statements

Acasti pharma INC.

Condensed Consolidated Interim Statements of Changes in Shareholder’s Equity

(Unaudited)

Three-month and nine-month periods ended December 31, 2020 and 2019

		Common Shares
(thousands of US dollars except for share data)	Notes	Number	Dollar	Additional Paid-in Capital	Accumulated other comprehensive loss	Deficit	Total
			$	$	$	$	$
Balance, March 31, 2020		90,209,449	137,424	9,797	(7,887)	(126,340)	12,994
Net loss and total comprehensive loss for the period		-	-	-	-	(4,666)	(4,666)
Cumulative translation adjustment		-	-	-	308	-	308
Net proceeds from shares issued under the at-the-market (ATM) program	8(a)	2,278,936	1,765	-	-	-	1,765
Stock based compensation	12	-	-	635	-	-	635
Balance at June 30, 2020		92,488,385	139,189	10,432	(7,579)	(131,006)	11,036
Net loss and total comprehensive loss for the period		-	-	-	-	(6,146)	(6,146)
Cumulative translation adjustment		-	-	-	179	-	179
Net proceeds from shares issued under the at-the-market (ATM) program	8(a)	4,404,152	3,427	-	-	-	3,427
Stock based compensation		(23,394)	(46)	423	-	-	377
Balance at September 30, 2020		96,869,143	142,570	10,855	(7,400)	(137,152)	8,873
Net loss and total comprehensive loss for the period						(3,220)	(3,220)
Cumulative translation adjustment					466		466
Net proceeds from shares issued under the at-the-market (ATM) program	8(a)	59,204,624	19,626				19,626
Stock based compensation				(30)			(30)
Balance at December 31, 2020		156,073,767	162,196	10,825	(6,934)	(140,372)	25, 715

Acasti pharma INC.

Condensed Consolidated Interim Statements of Changes in Shareholder’s Equity

(Unaudited)

Three-month and nine-month periods ended December 31, 2020 and 2019

		Common Shares
(thousands of US dollars except for share data)	Notes	Number	Dollar	Additional Paid-in Capital	Accumulated other comprehensive loss	Deficit	Total
			$	$	$	$	$
Balance, March 31, 2019		78,132,734	110,857	8,150	(7,135)	(100,827)	11,045
Net loss and total comprehensive loss for the period		-	-	-	-	(8,846)	(8,846)
Cumulative translation adjustment		-	-	-	51	-	51
Shares issued as settlement	8(b)	900,000	739	-	-	-	739
Warrants exercised		20,000	34	-	-	-	34
Stock based compensation		3,000	2	250	-	-	252
Balance at June 30, 2019		79,055,734	111,632	8,400	(7,084)	(109,673)	3,275
Net loss and total comprehensive loss for the period		-	-	-	-	(21,158)	(21,158)
Cumulative translation adjustment		-	-	-	(64)	-	(64)
Warrants exercised		6,113,195	16,706	(188)	-	-	16,518
Stock based compensation		19,166	20	650	-	-	670
Balance at September 30, 2019		85,188,095	128,358	8,862	(7,148)	(130,831)	(759)
Net loss and total comprehensive loss for the period		-	-	-	-	(12,123)	(12,123)
Net proceeds from shares issued under the at-the-market (ATM) program		2,914,356	6,002	-	-	-	6,002
Cumulative translation adjustment		-	-	-	(17)		(17)
Warrants exercised		922,908	2,078	(113)	-		1,965
Stock based compensation		32,460	56	586	-		642
Balance at December 31, 2019		89,057,819	136,494	9,335	(7,165)	(142,954)	(4,290)

See accompanying notes to unaudited interim financial statements.

Acasti pharma INC.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

Three-month and nine-month periods ended December 31, 2020 and 2019

		Three-month periods ended		Nine-month periods ended
		December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
			(notes 13)		(notes 13)
(thousands of US dollars)	Notes	$	$	$	$

Cash flows used in operating activities:
Net loss for the period		(3,220)	(12,123)	(14,032)	(42,128)
Adjustments:
Amortization of intangible assets		-	485	781	1,449
Depreciation of equipment		-	110	142	271
Impairment of intangible assets		-	-	3,706	-
Impairment of Equipment		-	-	1,584	-
Stock-based compensation	12	(30)	611	1,003	1,508
Change in fair value of warrant liabilities	7	1,098	5,882	(420)	21,756
Write off-of deferred financing costs of at-the-market (ATM) program	11	-	-	264	-
Accretion of interest on convertible debenture		-	30	-	106
Unrealized foreign exchange (gain) loss		(54)	(102)	(208)	(151)
Changes in non-cash working capital items	13	(2,009)	(2,007)	(5,404)	(2,870)
Changes in other assets		1	10	25	10
Net cash used in operating activities		(4,214)	(7,104)	(12,559)	(20,049)

Cash flows from (used in) investing activities:
Acquisition of equipment		-	(254)	(69)	(290)
Acquisition of investments		(1,372)	(32)	(1,393)	(2,063)
Maturity of investment		-	(61)	21	10,890
Net cash provided by (used in) investing activities		(1,372)	(347)	(1,441)	8,537

Cash flows used in financing activities:
Net proceeds from issuance of common shares under the at-the-market (ATM)	8(a)	19,745	6,002	24,955	6,002
Deferred financing costs		-	(31)	(143)	(67)
Proceeds from exercise of warrants		-	1,113	-	7,733
Proceeds from exercise of stock options		-	33	-	45
Net cash provided by financing activities		19,745	7,117	24,812	13,713

Effect of exchange rate fluctuations on cash and cash equivalents		(1,843)	260	(1,993)	487
Translations effects on cash and cash equivalents related to reporting currency		2,678	345	3,487	208

Net increase in cash and cash equivalents		14,994	271	12,306	2,896
Cash and cash equivalents, beginning of period		11,552	19,496	14,240	16,871
Cash and cash equivalents, end of period		26,546	19,767	26,546	19,767

Cash and cash equivalents are comprised of:
Cash		7,104	6,874	7,104	6,874
Cash equivalents		19,442	12,893	19,442	12,893

See accompanying notes to unaudited interim financial statements.

Acasti Pharma inc.

Notes to Consolidated Interim Financial Statements

(Unaudited)

Three-month and nine-month periods ended December 31, 2020 and 2019

1.	Nature of Operation:

Acasti Pharma Inc. (“Acasti” or the “Corporation”) is incorporated under the Business Corporations Act (Québec) (formerly Part 1A of the Companies Act (Québec)). The Corporation is domiciled in Canada and its registered office is located at 3009, boul.de la Concord Est, Laval, Québec, H7E 2B5.

In August 2020, the Corporation released Phase 3 clinical study results for the Corporation’s lead drug candidate, CaPre. The failure of the TRILOGY studies to meet the primary endpoint resulted in the Corporation making a decision not to proceed with a filing of a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA).

In September 2020, the Corporation commenced a formal process to explore and evaluate strategic alternatives to enhance shareholder value. Towards this end, the Corporation has engaged a financial advisor to assist in the process. There can be no assurance of a successful outcome from these efforts, or of the form or timing of any such outcome. The Corporation has greatly reduced its commercial and research and development activities including a reduction in workforce to reduce operating expenses, while it evaluates these opportunities. The Corporation’s operations are now primarily focused on evaluating strategic alternatives. The Corporation remains subject to a number of risks similar to other companies in the biotechnology industry, including compliance with government regulations, protection of proprietary technology, dependence on third parties and product liability.

2.	Summary of significant accounting policies:

Adoption of U.S. GAAP:

These interim condensed consolidated financial statements of the Corporation have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP). Comparative figures, for the three and nine-month periods ended December 31, 2019, which were previously presented in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board, have been adjusted as required to be compliant with the Corporation’s accounting policies under U.S. GAAP.

Basis of presentation:

These unaudited Interim Consolidated Financial Statements have been prepared using accounting policies consistent with those used in preparing the Corporation’s March 31, 2020 Annual Consolidated Financial Statements, except as disclosed in Note 3 – Recent accounting pronouncements and policies and should be read in conjunction with such statements and Notes thereto.

The following summarizes the principal conditions or events relevant to the Corporation’s going concern assessment, which primarily considers the period of one year from the issuance date of these financial statements.

The Corporation has incurred operating losses and negative cash flows from operations since its inception. Prior to this quarter, there was substantial doubt regarding the Corporation’s ability to realize its assets and discharge its liabilities and commitments in the ordinary course of business. During this quarter, the Corporation has raised net proceeds of $19.7 million under the ATM program. The Corporation’s assets as at December 31, 2020 include cash and cash equivalents and short-term investments totaling $27.9 million. The Corporation’s current liabilities total $2.3 million at December 31, 2020 and are comprised primarily of amounts due to or accrued for creditors. Subsequent to December 31, 2020, the Corporation raised an additional $7.9 million of net proceeds.

The Corporation’s ability to continue as a going concern is dependent upon its ability to achieve a successful strategic alternative and ultimately generate cashflows to meet its obligations. Due to the failure of the Corporation’s Phase 3 clinical studies to meet its primary endpoints, and the resulting decision not to file an NDA to obtain FDA approval for CaPre, the Corporation has commenced a formal process to explore and evaluate strategic alternatives to enhance shareholder value, which is currently the focus of the Corporation’s activities. There is no assurance that a strategic transaction will be consummated as such transaction is not within the Corporation’s control. Due to the Corporation’s lack of operating activities, its current liabilities and commitments are limited. As a result of the Corporation’s current liquidity profile and lack of operating activity unrelated to the evaluating strategic alternatives, management has assessed that substantial doubt regarding its ability to continue as a going concern for one year from the issuance date of these financial statements no longer exists.

Acasti Pharma inc.

Notes to Consolidated Interim Financial Statements

(Unaudited)

Three-month and nine-month periods ended December 31, 2020 and 2019

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

Estimates and assumptions include the measurement of derivative warrant liabilities (note 7) and stock-based compensation (note 11), impairment of intangibles and assets held for sale (notes 5 and 6) and the take-or-pay contract (note 14(a)). Estimates and assumptions are also involved in measuring the accrual of services rendered with respect to research and developments expenditures at each reporting date, as well as in determining which research and development expenses qualify for investment tax credits and in what amounts. The Corporation recognizes the tax credits once it has reasonable assurance that they will be realized. Recorded tax credits are subject to review and approval by tax authorities and, therefore, could be different from the amounts recorded.

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

In August 2018, the FASB issued ASU 2018-15 Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs in such cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 and early adoption is permitted. Entities can choose to adopt the new guidance prospectively or retrospectively. Management has adopted the accounting standard update. However, the adoption of this update did not have any impact on the reported amounts as at December 31, 2020.

Acasti Pharma inc.

Notes to Consolidated Interim Financial Statements

(Unaudited)

Three-month and nine-month periods ended December 31, 2020 and 2019

4.	Short-term investments

The Corporation holds various marketable securities, with maturities greater than 3 months at the time of purchase, as follows:

	December 31, 2020	March 31, 2020
	$	$
Term deposits issued in US currency earning interest at ranges between 0.30% and 0.40% and maturing on various dates from March 9, 2021 to June 22, 2021	536	-
Term deposits issued in CAD currency earning interest at ranges between 0.62% and 0.67% and maturing on various dates from April 16, 2021 to June 22, 2021	836	-
Total short-term investments	1,372	-

5.	Impairment loss Intangible assets:

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

In prior years, the Corporation entered into agreements with Neptune Wellness Solutions Inc. (Neptune) pursuant to which the Corporation obtained a license and exercised its option under this license agreement to pay in advance all of the future royalties payable to Neptune. This license allows the Corporation to exploit the intellectual property rights in-order to develop novel active pharmaceutical ingredients into commercial products for the prescription drugs market. In assessing the magnitude of any impairment of the license the Corporation considered all available evidence including i) significant adverse impact from business climate due to Phase 3 clinical programs failure to meet its primary endpoints, and the resulting decision to not file an NDA to obtain FDA approval for CaPre, and the resulting internal forecasts that no cash flows from the use of the license was possible, and (ii) management’s estimate that a market place participant would place minimal to no value on the license if it were to be sold on its own or in combination with other assets, recognized or not, which is a level 3 measurement in the fair value hierarchy which included unobservable inputs. Accordingly, an impairment loss of $3,706 was recognized for the nine-months ended December 31, 2020, which represents the totality of the intangible assets net book value prior to the impairment trigger and has not changed since the six-months ended September 30, 2020.

Acasti Pharma inc.

Notes to Consolidated Interim Financial Statements

(Unaudited)

Three-month and nine-month periods ended December 31, 2020 and 2019

6.	Assets held for sale

During the period the Corporation committed to a plan and is actively marketing for sale Other assets and Equipment and has met the criteria for classification of assets held for sale:

	December 31, 2020	March 31, 2020
	$	$
Other assets	712	668
Equipment	376	1,910
	1,088	2,578

a.	Other assets

Other assets represent krill oil (RKO) held by the Company that was expected to be used in the conduct of R&D activities and commercial inventory scale up related to the development and commercialization of the CaPre drug. Given that the development of CaPre will no longer be pursued, the Corporation is expected to sell this reserve. However, there is uncertainty whether the other assets will be recoverable and there is a risk of loss being recorded in the near-term.

b.	Equipment

December 31, 2020	Cost	Accumulated depreciation	Impairment loss	Net book value
	$	$	$	$
Furniture and office equipment	17	(5)	-	12
Computer equipment	136	(29)	(54)	53
Laboratory equipment	749	(429)	(171)	149
Production equipment	2,533	(1,012)	(1,359)	162
	3,435	(1,475)	(1,584)	376

Equipment is made up of Laboratory, Production, Computer and Office equipment that was utilized in the development of CaPre. Similarly, to the intangible assets, the announcement of the failed Phase 3 clinical trials resulted in an impairment trigger for the laboratory and production equipment. The impairment loss is based on management’s estimate of the fair value of the equipment less cost -to sell, which is based primarily on estimated market prices obtained from brokers specialized in selling used equipment. These projections are based on Level 3 inputs of the fair value hierarchy and reflect the Corporations best estimate of market participants’ pricing of the assets as well as the general condition of the assets.

7.	Derivative warrant liabilities:

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

Acasti Pharma inc.

Notes to Consolidated Interim Financial Statements

(Unaudited)

Three-month and nine-month periods ended December 31, 2020 and 2019

7.	Derivative warrant liabilities (continued):

The derivative warrant liabilities are measured at fair value at each reporting period and the reconciliation of changes in fair value for the nine-month periods is presented in the following tables:

	Warrant liabilities issued May 2018				Warrant liabilities issued December 27, 2017
	December 31, 2020		December 31, 2019		December 31, 2020		December 31, 2019
	$		$		$		$
Balance – beginning of period		1,146		6,177		1,247		6,005
Amount transferred to Equity		-		(6,139)		-		(4,703)
Change in fair value		(100)		11,459		(320)		10,297
Translation effect		182		362		185		220
Balance – end of period		1,228		11,859		1,112		11,819

Fair value per share issuable	USD$	0.19	USD$	1.80	USD$	0.16	USD$	1.67

The fair value of the derivative warrant liabilities was estimated using the Black-Scholes option pricing model and based on the following assumptions:

	Warrant liabilities issued May 2018				Warrant liabilities issued December 27, 2017
	December 31, 2020		March 31, 2020		December 31, 2020		March 31, 2020
Exercise price	CAD$	1.31	CAD$	1.31	USD$	1.26	USD$	1.26
Share price	CAD$	0.42	CAD$	0.53	USD$	0.33	USD$	0.38
Risk-free interest		0.58%		0.66%		0.36%		0.37%
Estimated life (years)		2.35		3.11		1.99		2.74
Expected volatility		149.55%		107.59%		153.14%		125.03%

Acasti Pharma inc.

Notes to Consolidated Interim Financial Statements

(Unaudited)

Three-month and nine-month periods ended December 31, 2020 and 2019

8.	Capital and other components of equity:

(a)	“At-the-market” sales agreement:

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

During the nine-month period ended December 31, 2020, a total of 65.9 million common shares were sold for total net proceeds of approximately $24.8 million under the ATM program. Commission, legal and costs related to share sale amounted to $903. The shares were sold at the prevailing market prices, which resulted in an average price of approximately $0.39 per share. Accordingly, proportional costs of $18 related to the common shares sold, have been reclassified from deferred financings costs to equity. Total costs incurred to register the Sales Agreements were initially recorded as deferred financing costs in the Consolidated Balance Sheet. During the nine-month period ended December 31, 2020, the remaining balance of the costs incurred of $264 were written off to financing expenses.

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

Acasti Pharma inc.

Notes to Consolidated Interim Financial Statements

(Unaudited)

Three-month and nine-month periods ended December 31, 2020 and 2019

8.	Capital and other components of equity (continued):

(c)	Warrants:

The warrants of the Corporation are composed of the following as at December 31, 2020 and March 31, 2020:

	December 31, 2020		March 31, 2020
	Number outstanding	Amount	Number outstanding	Amount
		$		$
Liability
May 2018 public offering warrants 2018 (i)	6,593,750	1,228	6,593,750	1,146
Series December 2017 U.S. public offering warrants 2017 (ii)	7,072,962	1,112	7,072,962	1,247
	13,666,712	2,340	13,666,712	2,393

Equity
Public offering warrants
Public offering Broker warrants May 2018(iii)	222,976	89	222,976	89
Series December 2017 US Broker warrants (iv)	259,121	161	259,121	161
Public offering warrants February 2017 (v)	1,723,934	631	1,723,934	631
	2,206,031	881	2,206,031	881

(i)	Warrant to acquire one Common Share at an exercise price of CAD $1.31, expiring on May 9, 2023.

(ii)	Warrant to acquire one Common Share at an exercise price of $1.26, expiring on December 27, 2022.

(iii)	Warrant to acquire one Common Share o at an exercise price of CAD $1.05, expiring on May 9, 2023.

(iv)	Warrant to acquire one Common Share at an exercise price of $1.2625, expiring on December 19, 2022.

(v)	Warrant to acquire one Common Share at an exercise price of CAD $2.15, expiring on February 21, 2022.

Acasti Pharma inc.

Notes to Consolidated Interim Financial Statements

(Unaudited)

Three-month and nine-month periods ended December 31, 2020 and 2019

8.	Capital and other components of equity (continued):

(d)	Exercise of warrants:

No warrants were exercised during the three-month and nine-month periods ending December 31, 2020. During the three-month and nine-month periods ending December 31, 2019, the following warrants were exercised with the resulting cash proceeds.

	Three-month periods ended		Nine-month periods ended
	December 31, 2019		December 31, 2019
	Number exercised	Proceeds	Number exercised	Proceeds
		$		$
May 2018 over-allotment Warrants 2018	75,000	75	3,594,350	3,586
Series December 2017 US Public offering Warrants 2017	403,808	479	2,676,611	3,382
Public offering warrants February 2017	94,100	153	180,100	292
Public offering Broker warrants May 2018	200,000	158	325,000	257
Contingent warrants private placement 2017	150,000	216	150,000	216
	922,908	1,081	6,926,061	7,733

In 2019, 235,929, broker warrants and 52,288 derivative warrants offered as part of the December 2017 U.S. public offering were exercised in a cashless manner to acquire 136,013 Common Shares of the Corporation.

9.	Government assistance:

Government assistance is comprised of a government grant from the Canadian federal government and research and development investment tax credits receivable from the Quebec provincial government, which relate to qualifiable research and development expenditures under the applicable tax laws. The amounts recorded as receivables are subject to a government tax audit and the final amounts received may differ from those recorded. For the nine-month periods ended December 31, 2020 and December 31, 2019, the Corporation recorded $84 and $75, respectively, as a reduction of research and development expenses in the Statement of Loss and Comprehensive Loss.

In September 2019, the Corporation was awarded up to CAD $750,000 in non-dilutive and non-repayable funding from the National Research Council of Canada Industrial Research Assistance Program (NRC IRAP) to apply towards eligible research and development disbursements of the Corporation’s unique commercial production platform for CaPre. During the nine-month period ended December 31, 2020 the Corporation claimed $79 in connection with this program, which has been recorded as a reduction of research and development expenses in the Consolidated Statements of Loss and Comprehensive Loss.

In October 2020, the Corporation received correspondence from the National Research Council of Canada Industrial Research Assistance Program (NRC IRAP) that the eligible amount awarded to the Corporation for non-dilutive and non-repayable funding was reduced from up to CAD $750,000 to up to CAD $326,357.

Acasti Pharma inc.

Notes to Consolidated Interim Financial Statements

(Unaudited)

Three-month and nine-month periods ended December 31, 2020 and 2019

10.	Revenues:

In October 2020, the Corporation entered into an agreement with the Centre Integre Universitaire et des services sociaux de L’Estrie - Centre hospitalier Universitaire de Sherbrooke to start producing and selling Viral transport medium tubes to be utilized in testing related to the Covid-19 pandemic. Revenue is recognized when the product is received by the customer.

11.	Financial Income (expenses):

	Three-month periods ended		Nine-month periods ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
	$	$	$	$
Foreign exchange gain (loss)	(196)	(88)	(146)	(51)
Interest payable on convertible debenture	-	(23)	-	(83)
Accretion of interest on convertible debenture	-	(30)	-	(106)
Write off-of deferred financing fees related to at-the-market (ATM) program	-	-	(264)	-
Change in fair value of warrant liabilities	(1,098)	(5,882)	420	(21,756)
Interest income	38	46	77	275

Financial income (expenses)	(1,256)	(5,977)	87	(21,721)

12.	Stock based compensation:

At December 31, 2020 the Corporation has in place a stock option plan for directors, officers, employees and consultants of the Corporation (“Stock Option Plan”). An amendment of the Plan was approved by shareholders on September 30, 2020. The amendment provides for an increase to the existing limits for Common Shares reserved for issuance under the Stock Option Plan as well as certain changes to the minimum vesting period applicable to options granted to directors under the Stock Option Plan. The stock option plan continues to provide for the granting of options to purchase Common Shares. The exercise price of the stock options granted under this amended plan is not lower than the closing price of the Common Shares on the TSXV at the close of markets the day preceding the grant. The maximum number of Common Shares that may be issued upon exercise of options granted under the amended Stock Option Plan was increased from 11,719.910 representing 15% of the issued and outstanding Common Shares of the Company as of April 9, 2019, to 14,533,881 representing 15% of the issued and outstanding Common Shares of the Company as of August 26, 2020. The terms and conditions for acquiring and exercising options are set by the Corporation’s Board of Directors, subject among others, to the following limitations: the term of the options cannot exceed ten years and (i) all options granted to a director will be vested evenly on a monthly basis over a period of at least twelve (12) months, and (ii) all options granted to an employee will be vested evenly on a quarterly basis over a period of at least thirty-six (36) months.

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

Acasti Pharma inc.

Notes to Consolidated Interim Financial Statements

(Unaudited)

Three-month and nine-month periods ended December 31, 2020 and 2019

12.	Stock based compensation (continue):

The following table summarizes information about activities within the stock option plan for the nine-month periods ended:

	December 31, 2020		December 31, 2019
	Weighted average exercise price	Number of options	Weighted average exercise price	Number of options
	CAD $		CAD $
Outstanding at beginning of period	1.00	9,936,486	1.25	4,046,677
Granted	-	-	1.39	2,304,517
Exercised	-	-	1.11	(54,625)
Forfeited	0.84	(1,787,809)	1.04	(11,917)
Expired	-	-	6.50	(7,500)
Outstanding at end of period	1.03	8,148,677	1.30	6,277,152

Exercisable at end of period	1.18	5,296,811	1.39	2,917,543

No stock options were granted during the three and nine-month periods ended December 31, 2020. The fair value of options granted during the three and nine-month periods ended December 31, 2019 has been estimated according to the Black-Scholes option pricing model and based on the weighted average of the following assumptions for options granted during the nine-month periods ended:

December 31, 2019 CAD
Exercise price	$1.39
Share price	$2.02
Dividend	-
Risk-free interest	1.60%
Estimated life (years)	5.78
Expected volatility	89.70%

At the grant date (which for some options occurs after issuance date upon shareholder approval of the options), the weighted average fair value of the options granted to employees and directors during the nine-month period ended December 31, 2019 was CAD $1.58. No options were granted to consultants.

Acasti Pharma inc.

Notes to Consolidated Interim Financial Statements

(Unaudited)

Three-month and nine-month periods ended December 31, 2020 and 2019

12.	Stock based compensation (continued):

Compensation expense recognized under the stock option plan for the three-month periods ended December 31, 2020 and 2019 was as follows:

	Three-month periods ended		Nine-month periods ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
	$	$	$	$
Research and development expenses	58	131	304	350
General and administrative expenses	174	386	706	959
Sales and marketing expenses	(262)	94	(7)	199
	(30)	611	1,003	1,508

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

Acasti Pharma inc.

Notes to Consolidated Interim Financial Statements

(Unaudited)

Three-month and nine-month periods ended December 31, 2020 and 2019

13.	Supplemental cash flow disclosure:

(a)	Changes in non-cash operating items:

	Three-month periods ended		Nine-month periods ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
	$	$	$	$
Receivables	27	(237)	(20)	(10)
Inventory	(14)	-	(14)	-
Prepaid expenses	(23)	(1,074)	521	(518)
Trade and other payables	(1,999)	(696)	(5,891)	(2,342)
	(2,009)	(2,007)	(5,404)	(2,870)

(b)	Non-cash transactions:

	Three-month periods ended		Nine-month periods ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
	$	$	$	$
Equipment included in trade and other payables	-	9	-	9
ATM transaction costs included in trade and other payables	118	-	118	-
Shares issued as settlement	-	-	-	741
Fair value of derivative warrants liability reclassified to Equity	-	868	-	10,962
Interest payable included in trade and other payables	-	31	-	31

Acasti Pharma inc.

Notes to Consolidated Interim Financial Statements

(Unaudited)

Three-month and nine-month periods ended December 31, 2020 and 2019

14.	Commitments and contingencies:

(a)	Take or pay contract:

On October 25, 2019, the Corporation signed a supply agreement with Aker Biomarine Antartic AS (“Aker”), to purchase raw krill oil product for a committed volume of commercial starting material for CaPre for a total value of $3.1 million (take or pay). The delivery of the products has been established following a calendar year basis and it must be completed in the 4th calendar quarter of 2021. As at December 31, 2020, the remaining balance of the commitment with Aker amounts to $2.8 million. There are no termination provisions within the supply agreement. Management is currently assessing whether they can recover any value from the raw krill oil product and given the uncertainty of recoverability, there is a risk that the Corporation may have a loss on this contract in the near term.

(b)	Success fees

On September 23, 2020 the Corporation engaged Oppenheimer & Co., Inc,. as its financial advisor to assist in the formal process to explore and evaluate strategic alternatives to enhance shareholder value. This arrangement includes fees to be paid by the Corporation based on the success of a strategic outcome.

(c)	Retention agreements

In October 2020 in connection with its strategic review process, the Corporation entered into retention incentive agreements with the Chief Executive Officer (CEO) and Chief Operating Officer (COO).

The Retention Agreements provide that the Corporation will pay the CEO an employment retention incentive of $100 provided that the CEO remains employed with the Corporation until the earlier of April 30, 2021 or the closing of a merger or like transaction with a third party.

In addition, the Retention Agreements also provide that the Corporation will pay each of the CEO and COO an amount of up to $125 in the event that certain milestones are met in relation to the monetization by the Corporation of its assets.

15.	Comparative figures

Certain comparative figures in the nine and three-month period ended December 31, 2019, have been adjusted in order to conform to US GAAP. Adjustments included certain reclassifications within equity for certain warrants, the recognition of deferred tax on legacy transfers of license from Neptune that were subject to an initial recognition exemption under IFRS and different classifications within the statement of cash flows for treatment of interest expense and income.

16.	Subsequent events:

In January 2021, the Corporation sold an additional 23.4 million common shares for net proceeds of approximately $7.9 million (gross proceeds of $8.1 million) under the ATM program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This management’s discussion and analysis, or MD&A, is presented in order to provide the reader with an overview of the financial results and changes to our balance sheet as at December 31, 2020 and for the three and nine-month periods then ended. This MD&A explains the material variations in our results of operations, balance sheet and cash flows for the three and nine-month periods ended December 31, 2020 and 2019.

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

This MD&A, approved by the Board of Directors on February 9, 2021, should be read in conjunction with our unaudited condensed interim consolidated financial statements for the three and nine-month periods ended December 31, 2020 and 2019 included in this quarterly report. Our interim financial statements were prepared in accordance with generally accepted accounting principles issued by the Financial Accounting Standards Board in the United States, or GAAP. Up to and including the third quarter ended December 31, 2019, we prepared our consolidated financial statements in accordance with International Financial Reporting Standards, or IFRS, as issued by the International Accounting Standards Board. The comparative information in our financial statements for the three and nine-months ended December 31, 2019, has been adjusted, as necessary, to be compliant with our accounting policies under GAAP. Our financial results are now published in United States dollars. Effective March 31, 2020, the reporting currency used in the consolidated financial statements changed from Canadian dollars to U.S. dollars. This change in reporting currency has been applied in the interim financial statements retrospectively such that all amounts expressed in our consolidated financial statements and the accompanying notes thereto are in U.S. dollars.

All amounts appearing in this MD&A for the period by period discussions are in thousands of U.S. dollars, except share and per share amounts or unless otherwise indicated.

Business Overview

We are a biopharmaceutical innovator that has historically focused on the research, development and commercialization of prescription drugs using OM3 fatty acids delivered both as free fatty acids and bound-to-phospholipid esters, derived from krill oil. OM3 fatty acids have extensive clinical evidence of safety and efficacy in lowering triglycerides in patients with hypertriglyceridemia, or HTG. Our lead product candidate is CaPre, an OM3 phospholipid therapeutic. As a result of disappointing results from our two TRILOGY phase 3 trials, the Corporation has determined that the best way forward for our shareholders is to consider its strategic options, including the sale of the business or other strategic transactions. Please refer to our most recently filed annual report on Form 10-K and our last quarterly report on Form 10-Q for a historical description of our business.

Recent Developments

TRILOGY 1 & 2 Topline Results

Our two Phase 3 clinical trials, designated as TRILOGY 1 &2 randomized a total of 242 and 278 patients respectively, and were designed to evaluate the efficacy, safety and tolerability of CaPre in patients with severe hypertriglyceridemia. The top-line results were announced on January 13, 2020 and August 31, 2020 respectively, and neither TRILOGY 1 nor TRILOGY 2 met their primary endpoint for lowering triglycerides.

As a result, we will not file a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) for patients with severe hypertriglyceridemia, and we do not plan to conduct additional clinical trials for CaPre. CaPre was well tolerated in TRILOGY 2, with a safety profile similar to placebo, and consistent with our previously conducted Phase 2 and 3 studies.

Engaged Oppenheimer & Co. Inc. to Assist in Strategic Review

On September 29, 2020 we announced that we had commenced a formal process to explore and evaluate strategic alternatives to enhance shareholder value. Towards this end, we have engaged Oppenheimer & Co., Inc. as our financial advisor to assist in the process. There can be no assurance of a successful outcome from these efforts, or of the form or timing of any such outcome. We expect to devote significant time and resources to identifying and evaluating strategic alternatives; however, there can be no assurance that such activities will result in any agreements or transactions that will enhance shareholder value. We do not intend to make any further disclosures regarding the strategic review process unless and until a specific course of action is approved by our Board of Directors.

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

The Retention Agreements provide that we will pay Ms. D’Alvise an employment retention incentive of $100,000 provided that she remains employed with the Corporation until the earlier of April 30, 2021 or the closing of a merger or like transaction with a third party. This amount is also payable by the Corporation to Ms. D’Alvise in the event of the termination of her employment without cause prior to the achievement of such milestones.

In addition, the Retention Agreements also provide that we will pay each of Ms. D’Alvise and Mr. Lemieux an amount of up to $125,000 in the event that certain milestones are met in relation to the monetization by the Company of its assets relating to CaPre. A minimum amount of $75,000 is also payable by the Corporation to each of Ms. D’Alvise and Mr. Lemieux in the event of the termination of their employment without cause prior to the achievement of such milestones.

We also announce the departure of Mr. Brian Groch, our Chief Commercial Officer, from his position with the Corporation effective December 31, 2020.

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

The following summarizes the principal conditions or events relevant to the Corporation’s going concern assessment, which primarily considers the period of one year from the issuance date of these financial statements. The Corporation has incurred operating losses and negative cash flows from operations since its inception. Previously, there was uncertainty and risk regarding the Corporation’s ability to realize its assets and discharge its liabilities and commitments in the ordinary course of business. The Corporation has raised net proceeds of $24.8 million under the ATM program during the nine months ended December 31, 2020. The Corporations assets of $30.3 million as at December 31, 2020 include cash and cash equivalents and short-term investments totaling $27.9 million. The Corporation’s current liabilities total $2.3 million at December 31, 2020 and are comprised primarily of amounts due to or accrued for creditors. Due to the Corporations current liquidity profile substantial doubt regarding its ability to continue as a going concern has ceased.

Comparative Financial Information for the Three-Month and Nine-Month Periods Ended December 31, 2020 and 2019

	Three-month periods ended		Nine-Month periods ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
	$	$	$	$
Net loss	(3,244)	(12,123)	(14,056)	(42,128)
Basic and diluted (loss) per share	(0.03)	(0.14)	(0.15)	(0.51)
Total assets	30,303	30,280	30,303	30,280
Working capital[1]	27,950	11,785	27,950	11,785
Total non-current financial liabilities	2,340	23,678	2,340	23,678
Total shareholders’ equity	25,715	(4,290)	25,715	(4,290)

1 Working capital is calculated by subtracting current liabilities from current assets. Because there is no standard method endorsed by GAAP requirements, the results may not be comparable to similar measurements presented by other public companies.

Statement of Net Loss

	Three-month periods ended		Nine-month periods ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
	$	$	$	$
Revenue	81	-	81	-

Cost sales of products	(36)	-	(36)	-
Research and development expenses	(678)	(3,912)	(3,720)	(14,056)
General and administrative expenses	(1,105)	(1,579)	(4,078)	(4,250)
Sales and marketing expenses	(226)	(655)	(1,076)	(2,101)
Impairment of Intangible assets	-	-	(3,706)	-
Impairment of Equipment	-	-	(1,584)	-

Financial Income (expenses)	(1,256)	(5,977)	87	(21,721)
Net loss	(3,220)	(12,123)	(14,032)	(42,128)

Results of Operations for the Three-Month and Nine-Month Periods Ended December 31, 2020 and 2019

The net loss of $3,220 or $0.03 per share for the three months ended December 31, 2020 decreased by $8,903 from the net loss of $12,123 or $0.14 per share for the three months ended December 31, 2019.

The reduction in net loss resulted primarily from net financial expenses decreasing by $4,720 to a loss of $1,256 for the three months ended December 31, 2020, as compared to net financial expenses of $5,977 for the three months ended December 31, 2019. This is due mostly to a decrease from the change in fair value of the derivative warrant liability as compared to the comparative fiscal quarter in 2019 caused by a proportionately higher decrease in the quarter over quarter closing share price partly offset by a reduction in the number of warrants outstanding due to exercises during the prior year.

In October 2020, the Corporation entered into an agreement with the Centre Integre Universitaire et des services sociaux de L’Estrie - Centre hospitalier Universitaire de Sherbrooke to start producing and selling viral transport medium tubes to be utilized in testing related to the Covid-19 pandemic.

In addition, a decrease in research and development expenses of $3,234 occurred as the TRILOGY Phase 3 clinical program for CaPre was winding down. General and administrative expenses decreased from the prior period, with the current period being impacted by lower legal and professional fees. Sales and marketing expenses also decreased as a result of the termination of CaPre commercialization activities due to the negative TRILOGY 2 Phase 3 clinical trial results.

The net loss of $14,032 or $0.15 per share for the nine months ended December 31, 2020 decreased by $28,096 from the net loss of $42,128 or $0.51 per share for the nine months ended December 31, 2019.

The decreased net loss resulted primarily from a net financial income of $87 for the nine months ended December 31, 2020 as compared to net financial expenses of $21,721 for the nine months ended December 31, 2019, due mostly to the change in fair value of the warrant derivative liability. In addition, a decrease in research and development expenses of $10,336 occurred as the TRILOGY Phase 3 clinical program for CaPre was winding down.

General and administrative expenses increased from the comparative period due to increased legal fees offset by the reversal of the estimated annual bonus accruals. Sales and marketing expenses also decreased by $1,025, as a result of the termination of any CaPre commercialization activities due to the negative TRILOGY 2 Phase 3 clinical trial results.

Furthermore, operational events related to the TRILOGY results resulted in increased loss related to the impairment of equipment and intangible assets amounting to $5,290.

Two separate derivative warrant liabilities are included in the statement of financial position as at December 31, 2020, and December 31, 2019. These derivative warrant liabilities stem from the financing transactions that took place in May 2018 and December 2017. The derivative warrant liabilities are re-measured to fair value at each reporting date using the Black-Scholes option pricing model. The valuations are mainly driven by the fluctuation in our share price resulting in an increased or decreased loss or gain related to the change in fair value of the warrant liabilities and increasing or decreasing the corresponding liability in the balance sheet.

Breakdown of Major Components of the Statement of Loss and Comprehensive Loss

Research and development expenses
	Three Months Ended		Nine Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
	$	$	$	$
Salaries and benefits	395	448	1,115	1,283
Research contracts	141	2,120	915	9,591
Professional fees	55	593	410	998
Other	37	145	152	310
Government grants & tax credits	(8)	(120)	(92)	(195)
Sub-total	620	3,186	2,500	11,987
Stock-based compensation	58	131	304	350
Depreciation and amortization	-	595	916	1,719
Total	678	3,912	3,720	14,056

General and administrative expenses
	Three Months Ended		Nine Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
	$	$	$	$
Salaries and benefits	394	403	888	1,121
Professional fees	292	543	1,739	1,387
Other	245	247	737	783
Sub-total	931	1,193	3,364	3,291
Stock-based compensation	174	386	706	959
Depreciation	-	-	8	-
Total	1,105	1,579	4,078	4,250

Sales and marketing expenses
	Three Months Ended		Nine Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
	$	$	$	$
Salaries and benefits	483	365	985	817
Professional fees	-	11	75	564
Other	5	185	23	521
Sub-total	488	561	1,083	1,902
Stock-based compensation	(262)	94	(7)	199
Total	226	655	1,076	2,101

Three-Months Ended December 31, 2020 Compared to the Three-Months Ended December 31, 2019

During the three months ended September 30, 2020, we released our TRILOGY 2 Phase 3 clinical study results for CaPre. TRILOGY 2 failed to meet the primary endpoint, and consequently we will not be filing a New Drug Application (NDA) with the U.S. Food and Drug Administration. We have significantly reduced our research and development and marketing activities to reduce operating expenses, while we continue to evaluate a range of strategic alternatives. As a result, research and development expenses before depreciation, amortization and stock-based compensation expense for the three months ended December 31, 2020 totaled $620 compared to $3,186 for the three months ended December 31, 2019. The net decrease was mainly attributable to a reduction in research contracts with the reduction in R&D activities as well as a reduction in headcount within the department.

General and administrative expenses totaled $931 before depreciation and stock-based compensation expense for the three-months ended December 31, 2020 and decreased by $262 from $1,193 for the three months ended December 31, 2019. This decrease is mostly a result of a $251 decrease related to legal and professional fees.

Sales and marketing expenses were $488 before stock-based compensation expense for the three months ended December 31, 2020 compared to $561 for the three months ended December 31, 2019. The decrease was mostly due to an increase in salaries related to severances associated to the reduction in headcount in the department of $118, offset by the reduction in professional fees and other sales activities of $192 as a result of an end to planned pre-launch marketing activities for CaPre.

Stock-based compensation expense decreased to a gain of $30 for the three-month period ended December 31, 2020, as compared to a loss of $611 for the three-month period ended December 31, 2019. The decrease in expense of $641 is due to forfeited options as well as the fact that no options have been granted in the current period.

The depreciation expense decreased by $110 for the three-month period ended December 31, 2020, as compared to $110 for the three-month period ended December 31, 2019. This is due to the impact of the equipment being classified as held for resale and no additional depreciation recognized.

Nine-Months Ended December 31, 2020 Compared to the Nine-Months Ended December 31, 2019

During the three months ended September 30, 2020, we released our TRILOGY 2 Phase 3 clinical study results for our lead product in development, CaPre. TRILOGY 2 failed to meet the primary endpoint, and consequently we will not be filing a New Drug Application (NDA) with the U.S. Food and Drug Administration. We have significantly reduced our research and development and marketing activities to reduce operating expenses, while we continue to evaluate a range of strategic opportunities. As a result, research and development expenses before depreciation, amortization and stock-based compensation expense for the nine-months ended December 31, 2020 totaled $2,500 compared to $11,987 for the nine-months ended December 31, 2019. The net decrease was mainly attributable to a reduction in R&D activities primarily for clinical research and regulatory contracts as well as a reduction in headcount within the department.

General and administrative expenses totaled $3,364 before depreciation and stock-based compensation expense for the nine-months ended December 31, 2020 and increased by $73 from $3,291 for the nine-months ended December 31, 2019. This increase was mainly attributable to a $100 increase associated with our insurance policies, as well as an increase of $206 in legal fees, which was offset by a $233 decrease in salaries related to a reversal in bonus amounts accrued.

Sales and marketing expenses were $1,083 before stock-based compensation expense for the nine-months ended December 31, 2020 compared to $1,902 for the nine-months ended December 31, 2019. The decrease was mostly due to an increase in salaries related to severances associated to the reduction in headcount in the department of $168, offset by the reduction in professional fees and other sales activities of $987 as a result of an end to planned pre-launch marketing activities for CaPre.

Stock-based compensation expense increased to $1,003 for the nine-month period ended December 31, 2020, as compared to $1,508 for the nine-month period ended December 31, 2019. The decrease in expense of $505 is due to forfeited options as well as the fact that no options have been granted in the current period.

The depreciation expense decreased by $129 for the nine-month period ended December 31, 2020, as compared to $1,449 for the nine-month period ended December 31, 2019. This is due to the impact of the decreased values of equipment and due to the impact of the equipment being classified as held for resale and no additional depreciation recognized.

Liquidity and Capital Resources

Share Capital Structure

Our authorized share capital consists of an unlimited number of Class A, Class B, Class C, Class D and Class E shares, without par value. Issued and outstanding fully paid shares, stock options, restricted shares units and warrants, were as follows for the periods ended:

	December 31, 2020 Number outstanding	March 31, 2020 Number outstanding
Class A shares, voting, participating and without par value	156,073,767	90,209,449
Stock options granted and outstanding	8,148,677	9,936,486
May 2018 public offering of warrants exercisable at CAD$1.31, until May 9, 2023	6,593,750	6,593,750
Public offering broker warrants May 2018 exercisable at CAD$1.05 until May 9, 2023	222,976	222,976
December 2017 U.S. public offering of warrants exercisable at US$1.26, until December 19, 2022	7,072,962	7,072,962
December 2017 U.S. broker warrants exercisable at US$1.2625, until December 27, 2022	259,121	259,121
February 2017 public offering of warrants exercisable at CAD$2.15, until February 21, 2022	1,723,934	1,723,934

Total fully diluted shares	180,095,187	116,018,678

Cash Flows and Financial Condition Between the Three and Nine-Months Ended December 31, 2020 and 2019

Summary

As at December 31, 2020, cash and cash equivalents totaled $26,546, a net increase of $6,779 compared to cash and cash equivalents totaling $19,767 at December 31, 2019.

Operating activities

During the three months ended December 31, 2020 and December 31, 2019, the Corporation’s operating activities used cash of $4,214 and $7,104, respectively, and during the nine-months periods ended December 31, 2020 and December 31, 2019, the Corporation’s operating activities used cash of $12,559 and $20,049, respectively further modified by changes in working capital, excluding cash.

Investing activities

During the three-months ended December 31, 2020, the Corporation’s investing activities used cash of $1,372, compared to cash used of $347 for the three months ended December 31, 2019. The increase in cash used of $1,025 is due to the increase in investments held and invested.

During the nine-months ended December 31, 2020, the Corporation’s investing activities used cash of $1,441, compared to providing cash of $8,537 for the nine-months ended December 31, 2019. The reduction in cash provided of $9,978 is due to the decrease in marketable securities held and invested.

Financing activities

During the three-months ended December 31, 2020, the Corporation’s financing activities provided cash totaling $19,745 due to proceeds from the sale of shares under the “at-the-market”, or ATM, program, compared to cash generated of $7,117 due to proceeds from the sale of shares under the “at-the-market” and the exercise of warrants during the three months ended December 31, 2019.

During the nine-months ended December 31, 2020, the Corporation’s financing activities provided cash totaling $24,812 due to proceeds from the sale of shares under the “at-the-market”, or ATM, program, compared to cash generated of $13,713 due to proceeds from the sale of shares under the “at-the-market” and due to the proceeds from due to exercise of warrants during the nine months ended December 31, 2019.

On June 29, 2020, we filed a registration statement on Form S-3 with the SEC to register up to US $200 million of common shares, warrants and units that may be offered and sold by us from time to time. The Registration Statement was declared effective by the SEC on July 7, 2020.

ATM program

On February 14, 2019, the Corporation entered into an “at-the-market” (ATM) sales agreement with B. Riley FBR, Inc. (“B. Riley”) pursuant to which the common shares may be sold from time to time for aggregate gross proceeds of up to $30 million, with sales only being made on the NASDAQ Stock Market. The common shares would be issued at market prices prevailing at the time of the sale and, as a result, prices may vary between purchasers and during the period of distribution. The ATM has a 3-year term and requires the Corporation to pay between 3% and 4% commission to B. Riley based on volume of sales made. On June 29, 2020, the Corporation entered into an amended and restated sales agreement (the Sales Agreement) with B. Riley, Oppenheimer & Co. Inc. and H.C. Wainwright & Co., LLC (collectively, the “Agents”) to amend the existing ATM program. Under the terms of the Sales Agreement, the Corporation may issue and sell from time to time its common shares having an aggregate offering price of up to US $75,000,000 through the Agents. Subject to the terms and conditions of the Sales Agreement, the Agents will use their commercially reasonable efforts to sell the common shares from time to time, based upon the Corporation’s instructions. The Corporation has no obligation to sell any of the common shares and may at any time suspend sales under the Sales Agreement. The Corporation and the Agents may terminate the Sales Agreement in accordance with its terms. Under the terms of the Sales Agreement, the Corporation has provided the Agents with customary indemnification rights and the Agents will be entitled to compensation, at a commission rate equal to 3.0% of the gross proceeds from each sale of the common shares.

During the nine-month period ended December 31, 2020, a total of 65.9 million common shares were sold for total net proceeds of approximately $24.8 million under the ATM program. Commission, legal and costs related to share sale amounted to $903. The shares were sold at the prevailing market prices, which resulted in an average price of approximately $0.39 per share. Accordingly, proportional costs of $18 related to the common shares sold, have been reclassified from deferred financings costs to equity. Total costs incurred to register the Sales Agreements were initially recorded as deferred financing costs in the Consolidated Balance Sheet. During the nine-month period ended December 31, 2020, the remaining balance of the costs incurred of $264 were written off to financing expenses.

Financial Position

The following table details the significant changes to the statements of financial position as at December 31, 2020 compared to the prior fiscal year end at March 31, 2020:

Accounts	Increase (Decrease) $	Comments
Cash and cash equivalents	12,306	See cash flow statement
Receivables	(20)	Timing of reimbursement of sales taxes
Inventory	14	Inventory costs
Deferred financing costs	(264)	New costs, net of write off
Prepaid expenses	521	Expensing of insurance and other prepaid expenses
Equipment	(1,534)	Amortization & Impairment
Right of use asset	(42)	Adjustment to the net present value of lease contract for Sherbrooke
Intangible assets	(4,244)	Amortization & Impairment
Trade and other payables	(5,682)	Timing of payments net of accruals
Derivative warrant liabilities	(53)	Change in fair value of derivative warrants
Lease liability	(71)	Payment of lease liability

See the statement of changes in equity in our financial statements for details of changes to the equity accounts during the three and nine-months periods ended December 31, 2020 and 2019.

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

In prior years, we entered into agreements with Neptune pursuant to which we obtained a license and exercised our option under this license agreement to pay in advance all of the future royalties payable to Neptune. This license allows us to exploit the intellectual property rights in order to develop novel active pharmaceutical ingredients into commercial products for the prescription drugs market. In assessing the magnitude of any impairment of the license, we considered all available evidence including (i) significant adverse impact from business climate due to Phase 3 clinical program’s failure to meet its primary endpoints, and the resulting decision to not file an NDA to obtain FDA approval for CaPre, and the resulting internal forecasts that no cash flows from the use of the license was possible, and (ii) management’s estimate that a market place participant would place minimal to no value on the license if it were to be sold on its own or in combination with other assets, recognized or not, which is a level 3 measurement in the fair value hierarchy which included unobservable inputs. Accordingly, an impairment loss of $3,706 was recognized for the three and nine-months ended December 31, 2020, which represents the totality of the intangible assets net book value prior to the impairment trigger.

Assets held for sale

During the period we committed to a plan and are actively marketing for sale Other assets and Equipment, which have met the criteria for classification of assets held for sale:

	December 31, 2020	March 31, 2020
	$	$
Other assets	712	668
Equipment	376	1,910
	1,088	2,578

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

Equipment

December 31, 2020	Cost	Accumulated depreciation	Impairment loss	Net book value
	$	$		$
Furniture and office equipment	17	(5)	-	12
Computer equipment	136	(29)	(54)	53
Laboratory equipment	749	(429)	(171)	149
Production equipment	2,533	(1,012)	(1,359)	162
	3,435	(1,475)	(1,584)	376

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

Derivative Warrant Liabilities

A total of 10,188,100 warrants were issued as part of our May 2018 public offering in Canada and recognized as derivative warrant liabilities with a fair value at inception of $3,323. During the year ended March 31, 2020, a total of 3,594,350 warrants were exercised. As of December 31, 2020, the derivative warrant liability for the remaining 6,593,750 warrants totaled $1,228, which represents the fair value of these warrants as at December 31, 2020. The weighted average fair value of the warrants issued in the May 2018 public offering in Canada was determined to be CAD $0.39 per warrant at inception and approximately CAD $0.24 (US $0.19) per warrant as at December 31, 2020.

On December 27, 2017, 9,801,861 warrants were issued as part of our U.S. public offering and recognized as derivative warrant liabilities with a fair value at inception of $4,548. The December 2017 warrants are derivative warrant liabilities for accounting purposes due to the currency of the exercise price (US$) being different from our Canadian dollar functional currency. During the year ended March 31, 2020, 2,728,899 warrants were exercised (including 52,288 warrants exercised on a cashless basis). As of December 31, 2020, the derivative warrant liability for the remaining 7,072,962 warrants totaled $1,112, which represents the fair value of these warrants as at December 31, 2020. The weighted average fair value of the 2017 warrants issued was determined to be CAD $0.60 per warrant at inception and approximately CAD $0.20 (US $0.16) per warrant as at December 31, 2020.

The variance in the fair value of both existing derivative warrant liabilities as at December 31, 2020 is mostly due to the fluctuations in our share price and the dilution factor.

Contractual Obligations and Commitments

As at December 31, 2020, our liabilities totaled $4,588 of which $2,248 was due within 1 year, and $2,340 related to derivative warrant liabilities that are expected to be settled in common shares.

A summary of the contractual obligations at December 31, 2020, is as follows:

Contractual Obligations	Total	Less than 1 year	1 to 3 years	More than 3 years
	$	$	$	$
Trade and other payables	2,143	2,143	-	-
Operating lease obligations	105	105	-	-
RKO supply agreement	2,800	2,800	-	-

Total	5,048	5,048	-	-

Lease

On March 5, 2020, we renewed the lease agreement for our research and development and quality control laboratory facility located in Sherbrooke, Québec, resulting in an obligation of $160 over 24 months of the lease term. As at December 31, 2020, the remaining balance of the commitment amounted to $105.

RKO supply agreement

On October 25, 2019, we signed a supply agreement with Aker to purchase RKO for a committed volume of commercial starting material for CaPre at a fixed price for a total value of $3.1 million (take or pay). The delivery of the RKO has been established following a calendar year basis and it is expected to be completed in the 4th calendar quarter of 2021. As at December 31, 2020, the remaining balance of the commitment with Aker amounts to $2.8 million. There are no termination provisions within the supply agreement. Management is currently assessing whether the Corporation can recover any value from the raw krill oil product and given the uncertainty of recoverability, there is a risk that the Corporation may have a loss on this contract in the near term.

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

On May 10, 2019, we announced the settlement regarding legal claims made by our former chief executive officer with respect to the termination of his employment. Pursuant to the settlement agreement, we agreed to issue 900,000 common shares valued at CAD $1.10 per share to our former CEO. In addition, we agreed to reimburse the former CEO for legal fees of $48. Pursuant to the settlement agreement, we received a full and final release from the former CEO on all procedures in connection with the termination of his employment. This settlement was accrued as a short-term liability as at March 31, 2019 and the expense of $790 was included as part of general and administrative expenses. The case is closed, and no further costs are expected.

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

Estimates and assumptions include the measurement of derivative warrant liabilities, stock-based compensation, impairment of intangibles, assets held for sale and the take or pay contract. Estimates and assumptions are also involved in measuring the accrual of services rendered with respect to research and developments expenditures at each reporting date and determining which research and development expenses qualify for research and development tax credits and in what amounts. We recognize the tax credits once we have reasonable assurance that they will be realized. Recorded tax credits are subject to review and approval by tax authorities and, therefore, could be different from the amounts recorded. Estimates and assumptions are also utilized in the assessment of impairment of deferred financing costs, equipment and intangibles.

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

Stock-based compensation

We have a stock-based compensation plan, which is described in note 15 of the annual consolidated financial statements and note 12 to the interim financial statements. We account for stock options granted to employees based on the fair value method, with fair value determined using the Black-Scholes model. The Black Scholes model requires certain assumptions such as future stock price volatility and expected life of the instrument. Expected volatility is estimated based on weighted average historic volatility. The expected life of the instrument is estimated based on the average of the vesting and contractual periods for employee awards as there is minimal prior exercises of options in which to establish historical exercise experience; and contractual life is used for broker warrants. Under the fair value method, compensation cost is measured at fair value at date of grant and is expensed over the award’s vesting period with a corresponding increase in additional paid-in capital. For stock options granted to non-employees, we measure the grant-date fair value based on the equity instruments issued. Compensation cost is measured when we obtain the goods, or the counterparty renders the service.

Impairment of Long-Lived Assets

We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The carrying amount is first compared with the undiscounted cash flows. If the carrying amount is higher than the sum of undiscounted cash flows, then we determine the fair value of the underlying asset group. Any impairment loss to be recognized is measured as the difference by which the carrying amount of the asset group exceeds the estimated fair value of the asset group.

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

The following table provides an indication of our significant foreign exchange currency exposures as stated in Canadian dollars at the following dates:

	December 31, 2020		December 31, 2019
Denominated in	US $	Euro	US $	Euro

Cash and cash equivalents	20,966	-	4,772	-
Investments	536	-	20	-
Trade and other payables	(963)	-	(6,548)	-
	20,539	-	(1,756)	-

The following exchange rates are those applicable to the following periods and dates:

	December 31, 2020		December 31, 2019
	Average	Reporting	Average	Reporting

CAD$ per US$	1.3393	1.2725	1.2884	1.2988
CAD$ per Euro	1.5459	1.5545	1.5013	1.4583

Based on our foreign currency exposures noted above, varying the above foreign exchange rates to reflect a 5% strengthening of the U.S. dollar and Euro would have an increase (decrease) in net loss as follows, assuming that all other variables remain constant:

	December 31, 2020	December 31, 2019
	$	$

Increase (decrease) in net loss	978	(103)

An assumed 5% weakening of the foreign currencies would have an equal but opposite effect on the basis that all other variables remained constant.

Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market rates.

Our exposure to interest rate risk as at December 31, 2020 and December 31, 2019 was as follows:

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

Future Accounting Changes

The following new standards, and amendments to standards and interpretations, are not yet effective for the period ended December 31, 2020, and have not been applied in preparing our consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-15-Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs in such cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 and early adoption is permitted. Entities can choose to adopt the new guidance prospectively or retrospectively. Management has adopted the accounting standard update. However, the adoption of this update did not have any impact on the reported amounts as at December 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information relating to quantitative and qualitative disclosures about market risks is detailed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, our management, with the participation of our CEO and CFO, has performed an evaluation of the effectiveness of our disclosure controls and procedures within the meaning of Rules 13a-15 (e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon this evaluation, our management has concluded that, as of December 31, 2020, our existing disclosure controls and procedures were effective. It should be noted that while the CEO and CFO believe that our disclosure controls and procedures provide a reasonable level of assurance that they are effective, they do not expect the disclosure controls and procedures to be capable of preventing all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Changes in Internal Control over Financial Reporting

No changes were made to our internal controls over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of December 31, 2020, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

Any investment in our common Shares involves a high degree of risk. The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. If any of these risks actually occur, our business, financial condition, prospects, results of operations or cash flow could be materially and adversely affected and you could lose all or a part of the value of your investment. Additional risks or uncertainties not currently known to us, or that we deem immaterial, may also negatively affect our business operations.

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

On August 31, 2020, we announced that our second Phase 3 trial, TRILOGY 2 did not meet its primary endpoints and we would discontinue research and development activities to reduce operating expenses, including a reduction in our workforce, to preserve our cash resources while we evaluate our strategic alternatives with a goal to maximize stockholder value. We have retained Oppenheimer & Co., Inc. to advise and assist us in this strategic review, along with legal advisors. There can be no assurance that our process to identify and evaluate potential strategic alternatives will result in any definitive offer to consummate a strategic transaction, or if made that the terms thereof will be acceptable to the us. If any definitive offer to consummate a strategic transaction is received, there can be no assurance that a definitive agreement will be executed or that, if a definitive agreement is executed, the transaction will be consummated. In addition, there can be no assurance that any transaction, involving our company and/or assets, that is consummated would enhance stockholder value. There also can be no assurance that we will conduct further drug research or development activities in the future.

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

If we do not successfully consummate a strategic transaction, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our shareholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that the process to identify a strategic transaction will result in a successfully consummated transaction. If no transaction is completed, our board of directors may decide to pursue a dissolution and liquidation of the Corporation. In such an event, the amount of cash available for distribution to our shareholders will depend heavily on the timing of such decision and, ultimately, such liquidation since the amount of cash available for distribution continues to decrease as we fund our operations while we evaluate our strategic alternatives. In addition, if our board of directors were to approve and recommend, and our shareholders were to approve, a dissolution and liquidation of the Corporation, we would be required under applicable corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our shareholders. Our commitments and contingent liabilities may include (i) obligations under our employment and related agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of our company; (ii) potential litigation against us, and other various claims and legal actions arising in the ordinary course of business; and (iii) non-cancelable obligations. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of the Corporation. If a dissolution and liquidation were pursued, our board of directors, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common shares could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of the Corporation.

We are substantially dependent on our remaining employees to facilitate the consummation of a strategic transaction.

Our ability to successfully complete a strategic transaction depends in large part on our ability to retain certain of our remaining personnel. Despite our efforts to retain these employees, one or more may terminate their employment with us on short notice. The loss of the services of any of our employees could potentially harm our ability to evaluate and pursue strategic alternatives, as well as fulfill our reporting obligations as a public company. In connection with our discontinuation of commercial and research and development activities, we initiated a plan in September 2020 to reduce personnel and expenses to preserve cash and further reduce our operations.

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

Our ability to successfully consummate a strategic transaction may be materially and adversely affected by the COVID-19 pandemic.

The COVID-19 pandemic is severely adversely affecting the U.S., Canadian and many other global economies. If the outbreak continues to spread, it may affect our operations and those of third parties upon which we rely, including limiting our ability to explore strategic alternatives to enhance shareholder value.

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

We may not continue as a going concern.

We have incurred operating losses and negative cash flows from operations since our inception. To date, we have financed our operations through public offerings and private placements of securities, proceeds from exercises of warrants, rights and options, and receipt of research tax credits and research grant programs.

Prior to this quarter, there was substantial doubt regarding our ability to realize our assets and discharge our liabilities and commitments in the ordinary course of business. During this quarter, we have raised net proceeds of $19.7 million under the ATM program. Our assets as at December 31, 2020 include cash and cash equivalents and short-term investments totaling $27.9 million. Our current liabilities total $2.3 million at December 31, 2020 and are comprised primarily of amounts due to or accrued for creditors. Subsequent, to December 31, 2020, we have raised an additional $7.9 million of net proceeds under the ATM.

Our ability to continue as a going concern is dependent upon our ability to achieve a successful strategic alternative and ultimately generate cashflows to meet our obligations. Due to the failure of our Phase 3 clinical studies to meet its primary endpoints, and the resulting decision not to file an NDA to obtain FDA approval for CaPre, we have commenced a formal process to explore and evaluate strategic alternatives to enhance shareholder value, which is currently the focus of our activities. There is no assurance that a strategic transaction will be consummated as such transaction is not within our control. Due to our lack of operating activities, our current liabilities and commitments are limited. As a result of our current liquidity profile and lack of operating activity unrelated to the evaluating strategic alternatives, we have assessed that substantial doubt regarding our ability to continue as a going concern during the next 12 months statements no longer exists.

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

Once granted, patents may remain open to opposition, re-examination, post-grant review, inter partes review, nullification derivation and opposition proceedings in court or before patent offices or similar proceedings for a given period after allowance or grant, during which time third parties can raise objections against the initial grant. In the course of any such proceedings, which may continue for a protracted period of time, the patent owner may be compelled to limit the scope of the allowed or granted claims attacked or may lose the allowed or granted claims altogether. Depending on decisions by authorities in various jurisdictions, the laws and regulations governing patents could change in unpredictable ways that may weaken our and our licensors’ ability to obtain new patents or to enforce existing patents we and our licensors or partners may obtain in the future.

We may not be able to protect our intellectual property rights throughout the world.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of some countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

We may need to raise additional capital in order to execute on our business plan. We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our shareholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our shareholders. The incurrence of indebtedness by us would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates or grant licenses on terms unfavorable to us.

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

As of December 31, 2020, there were 15.9 million common shares issuable under outstanding warrants at various exercise prices. To the extent that holders of existing warrants sell common shares issued upon the exercise of warrants, the market price of our common shares may decrease due to the additional selling pressure in the market. The risk of dilution from issuances of common shares underlying existing warrants may cause shareholders to sell their common shares, which could further contribute to any decline in our common share market price.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 4.1 from Form S-8 (File No. 333-191383) filed with the Commission on September 25, 2013)

3.2	Amended and Restated General By-Law (incorporated by reference to Exhibit 99.1 from Form 6-K (File No. 001-35776) filed with the Commission on February 21, 2017)

3.3	Advance Notice bylaw No. 2013-1 (incorporated by reference to Exhibit 4.3 from Form S-8 (File No. 333-191383) filed with the Commission on September 25, 2013)

4.1	Specimen Certificate for Common Shares of Acasti Pharma Inc. (incorporated by reference to Exhibit 2.1 from Form 20-F (File No. 001-35776) filed with the Commission on June 6, 2014)

4.2	Warrant Indenture dated December 3, 2013 between Acasti Pharma Inc. and Computershare Trust Company of Canada (incorporated by reference to Exhibit 99.1 from Form 6-K (File No. 001-35776) filed with the Commission on December 3, 2013)

4.3	Warrant Indenture dated February 21, 2017 between Acasti Pharma Inc. and Computershare Trust Company of Canada (incorporated by reference to Exhibit 2.3 from Form 20-F (File No. 001-35776) filed with the Commission on June 27, 2017)

4.4	Warrant Agency Agreement dated December 27, 2017 between Acasti Pharma Inc. and Computershare Inc. and its wholly-owned subsidiary, Computershare Trust Company N.A. (incorporated by reference to Exhibit 2.4 from Form 20-F (File No. 001-35776) filed with the Commission on June 29, 2018)

4.5	Amended and Restated Warrant Indenture dated May 10, 2018 between Acasti Pharma Inc. and Computershare Trust Company of Canada (incorporated by reference to Exhibit 2.5 from Form 20-F (File No. 001-35776) filed with the Commission on June 29, 2018)

10.1	Amended and Restated Sales Agreement, dated June 29, 2020, by and among Acasti Pharma Inc., B. Riley FBR, Inc. and Oppenheimer & Co. Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.2 from Form S-3 (File No. 333-239538) filed with the Commission on June 29, 2020)

10.2	Retention agreement, dated October 27, 2020, between Acasti Pharma Inc. and Jan D’Alvise (incorporated by reference to Exhibit 10.2 from the quarterly report on Form 10-Q filed with the Commission on November 16, 2020)

10.3	Retention agreement, dated October 29, 2020 between Acasti Pharma Inc. and Pierre Lemieux (incorporated by reference to Exhibit 10.3 from the quarterly report on Form 10-Q filed with the Commission on November 16, 2020)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 9, 2021

ACASTI PHARMA INC.

By:	/s/ Janelle D’Alvise
Name: Janelle D’Alvise
Title: President and Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Brian Ford
Name: Brian Ford
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

