Form 10-K
period 2021-03-31
Acasti Pharma Inc.
filed 2021-06-22
CIK 1444192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-35776

ACASTI PHARMA INC.

(Exact name of registrant as specified in its charter)

Québec, Canada	98-1359336
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3009 boul. de la Concorde East, Suite 102, Laval, Québec, Canada H7E 2B5

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes   ☐    No   ☒

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common shares on the last business day of its most recently completed second fiscal quarter, as reported on the NASDAQ Stock Market, was approximately $19,373,829.

The number of outstanding common shares of the registrant, no par value per share, as of June 22, 2021, was 208,375,549.

2

ACASTI PHARMA INC.

FORM 10-K

For the Fiscal Year Ended March 31, 2021

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains information that may be forward-looking information within the meaning of Canadian securities laws and forward-looking statements within the meaning of U.S. federal securities laws, both of which we refer to in this annual report as forward-looking information. Forward-looking information can be identified by the use of terms such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “intend”, “estimate”, “predict”, “potential”, “continue” or other similar expressions concerning matters that are not statements about the present or historical facts. Forward-looking information in this annual report includes, among other things, information or statements about:

•	our strategy, future operations, prospects and the plans of our management with a goal to enhance shareholder value, including our proposed merger with Grace Therapeutics Inc. (“Grace”);

•	the outcome of our formal review process to explore and evaluate strategic alternatives to enhance shareholder value;

•	our ability to establish collaborations or obtain additional funding;

•	our intellectual property position and duration of our patent rights;

•	the potential adverse effects that the COVID-19 pandemic may have on our business and operations;

•	our need for additional financing, and our estimates regarding our future financing and capital requirements;

•	our expectation regarding our financial performance, including our costs and expenses, liquidity and capital resources; and

•	our projected capital requirements to fund our anticipated expenses.

Although the forward-looking information in this annual report is based upon what we believe are reasonable assumptions, you should not place undue reliance on that forward-looking information since actual results may vary materially from it. Important assumptions made by us when making forward-looking statements include, among other things, assumptions by us that:

•	we are able to complete our proposed merger with Grace;

•	we are able to obtain the additional capital and financing we require when we need it;

•	we are able to attract and retain key management and skilled personnel;

•	third parties provide their services to us on a timely and effective basis;

•	we are able to take advantage of new business opportunities in the pharmaceutical industry;

•	we are able to secure and defend our intellectual property rights, and to avoid infringing upon the intellectual property rights of third parties;

•	we face no lawsuits or other proceedings or any such matters, if they arise, are satisfactorily resolved;

•	there are no material adverse changes in relevant laws or regulations; and

•	we are able to continue as a going concern;

In addition, the forward-looking information in this annual report is subject to a number of known and unknown risks, uncertainties and other factors, including those described in this annual report under the heading “Item 1A. Risk Factors”, many of which are beyond our control, that could cause our actual results and developments to differ materially from those that are disclosed in or implied by the forward-looking information, including, among others:

•	our proposed merger with Grace is subject to various closing conditions and if the proposed merger does not close we may never identify a suitable alternative opportunity to enhance shareholder value through our strategic review process;

•	if we do not successfully consummate our proposed merger with Grace or an alternative strategic transaction, our board of directors may decide to pursue a dissolution and liquidation of our company;

•	we are substantially dependent on our remaining employees to facilitate the consummation of our proposed merger with Grace or another alternative strategic transaction;

•	we may not realize any additional value in a strategic transaction for our intellectual property;

•	our business and operations may be materially and adversely affected by the COVID-19 pandemic;

•	we may be subject to foreign exchange rate fluctuations;

•	it is difficult and costly to protect our intellectual property rights;

•	we may face infringement of third party intellectual property and other proprietary rights; and

•	general changes in economic and capital market conditions could adversely affect us

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

Except as otherwise indicated, references in this annual report to “Acasti,” “the Corporation,” “we,” “us” and “our” refer to Acasti Pharma Inc. and its consolidated subsidiaries.

PART I

Item 1.	Business

Overview

We are a biopharmaceutical innovator that has historically focused on the research, development and commercialization of cardiometabolic prescription drugs using omega-3, or OM3 fatty acids delivered both as free fatty acids and bound-to-phospholipid esters, derived from krill oil. OM3 fatty acids have extensive clinical evidence of safety and efficacy in lowering triglycerides in patients with hypertriglyceridemia, or HTG. Our lead product candidate was CaPre, an OM3 phospholipid therapeutic. As a result of disappointing results from our two TRILOGY phase 3 trials, we publicly disclosed that our board had commenced a formal process to explore and evaluate a range of strategic alternatives to enhance shareholder value, and that it had engaged Oppenheimer & Co. as its financial advisor to assist in that process. Since that announcement, we continue to maintain an active pharmaceutical development business, including retaining key research and development, finance and administrative personnel. We have completed a pooled analysis of the TRILOGY data and we have prepared a manuscript for publication, which has been submitted to a major journal. We continue to manage ongoing regulatory filing obligations with the Federal Drug Administration, or the FDA, and, evaluate potential strategic partnerships for the continued clinical development of CaPre. We also continue to maintain and further develop valuable CaPre assets including additional patent filings and ongoing prosecutions, and maintenance of our commercial manufacturing equipment. Since September 2020, we increased our available cash by approximately $54.4 million through financing activities, which has served to strengthen Acasti’s balance sheet while providing additional flexibility and leverage while we worked through our strategic evaluation process and advancement of a potential commercial partnership for CaPre. On May 7, 2021, we announced our intent to acquire Grace through an acquisition. Grace is a New Jersey-based life sciences company focused on novel and innovative drug delivery technologies designed to improve clinical outcomes in rare and orphan disease treatments. Grace’s scientific and product development efforts are focused in cardiovascular, central nervous system and gastrointestinal disorders.

Recent Developments

TRILOGY 1 & 2 Topline Results

Our two Phase 3 clinical trials, designated as TRILOGY 1 & 2 randomized a total of 242 and 278 patients respectively, and were designed to evaluate the efficacy, safety and tolerability of CaPre in patients with severe hypertriglyceridemia. The top-line results were announced on January 13, 2020, and August 31, 2020 respectively, and neither TRILOGY 1 nor TRILOGY 2 met their primary endpoint for lowering triglycerides at 12 weeks. CaPre was well tolerated in TRILOGY, with a safety profile similar to placebo, and consistent with our previously conducted Phase 2 and 3 studies. Given the outcome of the TRILOGY studies we will not file a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) for patients with severe hypertriglyceridemia, and we do not plan to conduct additional clinical trials for CaPre. Instead, we plan to continue to advance discussions with third parties who are interested in pursuing clinical development and regulatory approval for CaPre.

Engaged Oppenheimer & Co. Inc. to Assist in Strategic Review

On September 29, 2020, we announced that we had commenced a formal process to explore and evaluate strategic alternatives to enhance shareholder value. Towards this end, we engaged Oppenheimer & Co., Inc. as our financial advisor to assist in the process. We have devoted significant time and resources to identifying and evaluating strategic alternatives, which led to the announced pending transaction with Grace. However, there can be no assurance that our proposed merger with Grace will close, or of the timing of any such outcome. We have also devoted significant time and resources to identify and evaluate potential strategic partnerships for CaPre; however, there can be no assurance that such activities will result in any agreements or transactions that will enhance shareholder value. We do not intend to make any further disclosures regarding the strategic process for CaPre unless and until a specific course of action is approved by our board of directors.

Definitive Agreement to Acquire Grace Therapeutics, Inc.

On May 7, 2021, we announced a definitive agreement to acquire Grace. Subject to the completion of the Proposed Transaction, we will acquire Grace’s pipeline of drug candidates addressing critical unmet medical needs for the treatment of rare and orphan diseases. The Proposed Transaction has been approved by the boards of directors of both companies and is supported by a majority of Grace stockholders through voting and lock-up agreements with Acasti. The transaction remains subject to approval of our shareholders, as well as applicable stock exchanges.

In connection with the Proposed Transaction, we will acquire Grace’s entire therapeutic pipeline consisting of three unique clinical stage and multiple pre-clinical stage assets supported by an intellectual property portfolio consisting of more than 40 granted and pending patents in various jurisdictions worldwide. Grace’s product candidates aim to improve clinical outcomes by applying proprietary formulation and drug delivery technologies to existing pharmaceutical compounds to achieve improvements over the current standard of care, or to provide treatment for diseases with no currently approved therapy. Grace’s three lead programs have all received Orphan Drug Designation from the FDA, which could provide up to seven years of marketing exclusivity in the United States upon the FDA’s approval of the NDA, provided that certain conditions are met.

Management and Operations

Subject to shareholder approval of the Proposed Transaction, the combined companies will be led by Jan D’Alvise as President and Chief Executive Officer (“CEO”) and will continue to maintain our corporate headquarters in Laval, Quebec, Canada. It is expected that all Grace employees will transition to Acasti and they will continue to maintain an R&D laboratory and commercial presence in North Brunswick, New Jersey. The new board of directors of the combined company will be composed of 4 representatives from Acasti and 3 representatives from Grace.

About the Proposed Transaction

Pending approval by our shareholders as well as applicable stock exchange approvals, Grace will merge with a new wholly owned subsidiary of Acasti. Grace stockholders will receive newly issued Acasti common shares pursuant to an equity exchange ratio formula set forth in the merger agreement. Under the terms of the definitive agreement, immediately following the consummation of the Proposed Transaction, Acasti’s shareholders on a pro forma basis would own approximately 55% of the combined company’s common shares, and Grace’s stockholders would own approximately 45% of the combined company’s common shares, in each case calculated on a fully-diluted basis, subject to upward adjustments in favor of Acasti shareholders based on each company’s capitalization and net cash balance as set forth in the merger agreement. For illustrative purposes, assuming no adjustments for each company’s capitalization and net cash balance and based on 208,375,549 Acasti common shares currently issued and outstanding, an aggregate of up to 170,489,086 Acasti common would be issued to Grace stockholders as consideration for the Proposed Transaction.

In connection with the entering into the merger agreement, all significant stockholders of Grace have entered into voting and lock-up agreements with Acasti pursuant to which they have agreed, amongst other things to (i) vote their shares of Grace in favor of the Proposed Transaction, (ii) be subject to lock-up provisions for a period of 12 months (subject to certain exceptions), and (iii) support the election of board nominees specified in the voting and lock-up agreements through to the 2023 annual general meeting of shareholders.

The Proposed Transaction is expected to close in calendar the third quarter of 2021, immediately following approval by the Acasti shareholders, subject to any applicable U.S. Securities and Exchange Commission (“SEC”) review and stock exchange approvals, as well as satisfaction of other closing conditions by each company specified in the definitive agreement.

Oppenheimer & Co. is acting as the Acasti’s financial advisor for the Proposed Transaction and Osler, Hoskin & Harcourt, LLP is serving as its legal counsel. William Blair & Company, LLC is serving as financial advisor to Grace, with Reed Smith, LLP serving as its legal counsel.

The Proposed Transaction is an arm’s length transaction in accordance with the policies of the TSX Venture Exchange.

Nasdaq Update

On May 11, 2021, Acasti received written notice from the Nasdaq Listing Qualifications Department notifying Acasti that based upon Acasti’s non-compliance with the $1.00 bid price requirement set forth in Nasdaq Listing Rule 5550(a) as of May 10, 2021, Acasti common shares were subject to delisting unless Acasti timely requests a hearing before the Nasdaq Hearings Panel. Acasti requested a hearing, which stayed any further action by Nasdaq pending the conclusion of the hearing process.

At the hearing on June 17, 2021, Acasti presented a detailed plan of compliance for the Nasdaq Listing Panel’s consideration, which included Acasti’s commitment to implement a share consolidation in connection with the Proposed Transaction. Acasti expects to receive the Nasdaq Listing Panel’s decision within 30 days after the hearing date. There can be no assurance that Nasdaq will accept Acasti’s plan or that Acasti will be able to regain compliance with Nasdaq’s listing rules or maintain compliance with any other Nasdaq requirement in the future. The approval by Nasdaq of (i) the continued listing of Acasti’s common shares on Nasdaq following the effective time and (ii) the listing of the Acasti common shares being issued in connection with the merger on Nasdaq at or prior to the effective time are conditions to the closing of the merger.

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

Corporate Structure

Acasti was incorporated on February 1, 2002 under Part 1A of the Companies Act (Québec) under the name “9113-0310 Québec Inc.” On February 14, 2011, the Business Corporations Act (Québec), or QBCA, came into effect and replaced the Companies Act (Québec). We are now governed by the QBCA. On August 7, 2008, pursuant to a Certificate of Amendment, we changed our name to “Acasti Pharma Inc.”, our share capital description, the provisions regarding the restriction on securities transfers and our borrowing powers. On November 7, 2008, pursuant to a Certificate of Amendment, we changed the provisions regarding our borrowing powers. We became a reporting issuer in the Province of Québec on November 17, 2008. On December 18, 2019, we incorporated a new wholly owned subsidiary named Acasti Innovation AG, or AIAG, under the laws of Switzerland for the purpose of future development of our intellectual property and for global distribution of our products. AIAG currently does not have any operations.

Available Information

This annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to these reports are filed, or will be filed, as applicable, with the SEC, and the Canadian Securities Administrators, or CSA. These reports are available free of charge on our website, www.acastipharma.com, as soon as reasonably practicable after we electronically file such reports with or furnish such reports to the SEC and the CSA. Information contained on, or accessible through, our website is not a part of this annual report, and the inclusion of our website address in this document is an inactive textual reference.

Additionally, our filings with the SEC may be accessed through the SEC’s website at www.sec.gov and our filings with the CSA may be accessed through the CSA’s System for Electronic Document Analysis and Retrieval at www.sedar.com.

Item 1A.	Risk Factors

Any investment in our common Shares involves a high degree of risk. The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. If any of these risks actually occur, our business, financial condition, prospects, results of operations or cash flow could be materially and adversely affected, and you could lose all or a part of the value of your investment. Additional risks or uncertainties not currently known to us, or that we deem immaterial, may also negatively affect our business operations.

In addition, on May 7, 2021, Acasti entered into a merger agreement with Grace, pursuant to which, subject to the approval of Acasti shareholders and the satisfaction or waiver of the conditions set forth in the merger agreement, Grace would become a wholly-owned subsidiary of Acasti, referred to herein as the merger.

Risks Related to the Merger

The equity exchange ratio will not be adjusted in the event of any change in Acasti's share price.

If the merger is completed, at the effective time of the merger, each issued and outstanding share of Grace common stock will automatically be converted into the right to receive a number of Acasti common shares per share of Grace common stock equal to the equity exchange ratio set forth in the merger agreement such that, immediately following the consummation of the merger, existing Acasti shareholders are expected to own at least 55% and existing Grace stockholders are expected to own at most 45% of the outstanding capital stock of the combined company on a fully-diluted basis. The equity exchange ratio is subject to upward adjustment in favor of Acasti shareholders based on each company’s capitalization and net cash balance at the effective time of the merger, as specified in the merger agreement. For more information on the equity exchange ratio, see the merger agreement filed as exhibit 2.1 to this annual. The equity exchange ratio will not be adjusted for changes in the market price of Acasti common shares. As a result, changes in the price of Acasti common shares prior to completion of the merger will affect the market value of the share considerations that Grace stockholders will receive in the merger. Changes in the Acasti common share price may result from a variety of factors (many of which are beyond Acasti’s control), including the following:

•	changes in Acasti’s and Grace’s respective businesses, operations and prospects, or the market assessments thereof;
•	market assessments of the likelihood that the merger will be completed; and
•	general market and economic conditions and other factors generally affecting the price of Acasti common shares.

The price of Acasti common shares at the closing of the merger may vary from the price on the date the merger agreement was executed, the date of this annual report and the date of the annual and special meeting of Acasti shareholders. As a result, the market value of the merged entity will also vary. For example, based on the range of closing prices of Acasti common shares during the period from May 6, 2021, which was the last trading day before the public announcement of the execution of the merger agreement, through June 18, 2021, the estimated equity exchange ratio represented a market value ranging from a low of approximately $2.47 to a high of approximately $3.07 for each share of Grace common stock.

Because the merger will be completed after the date of the Acasti annual and special shareholders meeting and the Grace stockholder approval, you will not know, at the time of the Acasti annual and special shareholder meeting or the Grace stockholder approval, the market value of the Acasti common shares that Grace stockholders will receive upon completion of the merger.

If the price of Acasti common shares increases between the time of the Acasti annual and special meeting or the Grace stockholder approval and the time at which Acasti common shares are distributed to Grace stockholders following completion of the merger, Grace stockholders will receive Acasti common shares that have a market value that is greater than the market value of such shares at the time of the Acasti annual and special meeting or the Grace stockholder approval. Conversely, if the price of Acasti common shares decreases between the time of the Acasti annual and special meeting or Grace stockholder approval and the time at which Acasti common shares are distributed to Grace stockholders following completion of the merger, Grace stockholders will receive Acasti common shares that have a market value that is less than the market value of such shares at the time of the Acasti annual and special meeting or the Grace stockholder approval. Therefore, Grace stockholders and Acasti shareholders will not have certainty at the time of the Acasti annual and special meeting or the Grace stockholder approval of the market value of the consideration that will be paid to Grace stockholders upon completion of the merger.

Failure to complete the merger could negatively impact the share prices and the future business and financial results of Acasti.

If the merger is not completed, the ongoing businesses of Acasti may be adversely affected. Additionally, if the merger is not completed and the merger agreement is terminated, in certain circumstances, either Acasti or Grace may be required to pay to the other a termination fee of $1,000,000 including any reimbursement the other party’s expenses up to a maximum of $500,000. Even if a termination fee or expenses of the other party are not payable in connection with a termination of the merger agreement, Acasti has incurred significant transaction expenses in connection with the merger regardless of whether the merger is completed. The foregoing risks, or other risks arising in connection with the failure of the merger, including the diversion of management attention from conducting the business of Acasti and pursuing other opportunities during the pendency of the merger, may have an adverse effect on the business, operations, and financial results of Acasti as well the price of Acasti common shares. In addition, Acasti could be subject to litigation related to any failure to consummate the merger transaction or any related action that could be brought to enforce a party’s obligations under the merger agreement.

The merger agreement contains provisions that could discourage a potential competing acquirer of either Acasti or Grace.

The merger agreement contains “no shop” provisions that, subject to limited exceptions, restrict Acasti’s and Grace’s ability to solicit, encourage, facilitate, or discuss competing third party proposals to acquire shares or assets of Acasti or Grace. In specified circumstances, upon termination of the merger agreement, Acasti or Grace will be required to pay the termination fee to the other party. In the event that either Acasti or Grace receives an alternative acquisition proposal, the other party has the right to propose changes to the terms of the merger agreement before the Acasti or Grace board of directors may withdraw or qualify its recommendation with respect to the merger and related transactions.

These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of Acasti from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in specified circumstances. Acasti’s and Grace’s right to match specified alternative acquisition proposals with respect to the other party could also discourage potential competing acquirers from considering or proposing that acquisition.

If the merger agreement is terminated and Acasti determines to seek another transaction, it may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the merger.

The merger may be completed even though certain events occur prior to the closing that materially and adversely affect Acasti or Grace.

The merger agreement provides that either Acasti or Grace can refuse to complete the merger if there is a material adverse change affecting the other party prior to the closing. However, certain types of changes do not permit either party to refuse to complete the merger, even if such change could be said to have a material adverse effect on Acasti or Grace, including, among others:

•	changes, developments or conditions in or relating to general international, political, economic or financial or capital market conditions, or political, economic or financial or capital market conditions in any jurisdiction in which Acasti and Grace operate or carry on business;

•	changes, developments or conditions resulting from any act of sabotage or terrorism or any outbreak of hostilities or declared or undeclared war, or any escalation or worsening of such acts of sabotage, terrorism, hostilities or war;
•	any natural disaster;
•	changes or developments in or relating to currency exchange or interest rates;
•	changes or developments affecting the pharmaceutical industry in general;
•	any change in applicable laws (other than orders against a party or a subsidiary thereof) or U.S. GAAP;
•	except for purposes of representations regarding required approvals in connection with the merger and the absence of violations of law, the parties' respective constating documents or material contracts of the parties or changes in permits held by the parties as a result of the consummation of the transactions contemplated by the merger agreement, the announcement of the execution of the merger agreement or the transactions contemplated thereby;
•	any actions taken (or omitted to be taken) by Acasti or Grace upon the express written request of the other;
•	any changes in the share price or trading volume of Acasti common shares or any failure of Grace to meet projections, guidance, milestones, forecasts or published financial or operating predictions or measures (it being agreed that the facts and circumstances giving rise to any of the foregoing events or failures, unless expressly excluded, may be taken into account in determining whether a material adverse effect has occurred);
•	the COVID-19 pandemic or other epidemic or pandemic outbreaks including any continuation or worsening thereof; or
•	a share consolidation of Acasti.

If an adverse change occurs and Acasti and Grace still complete the merger, the business, operations or prospects of the combined company, or the market price of its common shares, may suffer. This in turn may reduce the value received by the shareholders of Acasti in connection with the merger.

If the conditions to the merger are not satisfied or waived, the merger may not occur. If the merger is consummated, it will result in substantial dilution to Acasti shareholders and may not deliver the anticipated benefits Acasti expects.

Even if the merger is approved by the shareholders of Acasti and the stockholders of Grace, specified other conditions must be satisfied or waived to complete the merger. These conditions are set forth in the merger agreement filed as exhibit 2.1 to this annual report. Acasti cannot assure you that all of the conditions will be satisfied or waived. Certain of the closing conditions are legally incapable of being waived. If the conditions are not satisfied or waived, the merger may not occur or will be delayed, and Acasti may lose some or all of the intended benefits of the merger. If consummated, the merger will result in dilution to Acasti’s shareholders and could result in other restrictions that may affect its business. Further, if completed, the merger ultimately may not deliver the anticipated benefits or enhance shareholder value.

The combined company may become involved in securities class action litigation that could divert management’s attention and harm the combined company’s business and insurance coverage may not be sufficient to cover all costs and damages.

In the past, securities class action or shareholder derivative litigation often follows certain significant business transactions, such as the sale of a business division or announcement of a merger. The combined company may become involved in this type of litigation in the future. Litigation is often expensive and diverts management’s attention and resources, which could adversely affect the combined company’s business.

Acasti has received notice from Nasdaq of non-compliance with the Nasdaq Listing Rules.

On May 11, 2021, Acasti received written notice from the Nasdaq Listing Qualifications Department notifying Acasti that based upon Acasti’s non-compliance with the $1.00 bid price requirement set forth in Nasdaq Listing Rule 5550(a) as of May 10, 2021, Acasti securities were subject to delisting unless the Company timely requested a hearing before the Nasdaq Hearings Panel.

Acasti requested a hearing, which stayed any further action by Nasdaq pending the conclusion of the hearing process.

At the hearing, on June 17, 2021, Acasti presented a detailed plan of compliance for the Nasdaq Listing Panel’s consideration, which included Acasti’s commitment to implement a share consolidation if needed to evidence compliance with Nasdaq listing rules. Acasti expects to receive the Nasdaq Listing Panel’s decision 30 days after the hearing date. There can be no assurance that Nasdaq will accept Acasti’s plan or that Acasti will be able to regain compliance with Nasdaq’s listing rules or maintain compliance with any other Nasdaq requirement in the future. The approval by Nasdaq of (i) the continued listing of Acasti’s common shares on Nasdaq following the effective time and (ii) the listing of the Acasti common shares being issued in connection with the merger on Nasdaq at or prior to the effective time are conditions to the closing of the merger.

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

Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. If we or our licensors were to initiate legal proceedings against a third party to enforce a patent our technology, the defendant could counterclaim that our or our licensor’s patent is invalid or unenforceable. In patent litigation, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements; for example, lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the patent office, such as the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our licensors and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection or certain aspects of our platform technology. Such a loss of patent protection could have a material adverse impact on our business. Patents and other intellectual property rights also will not protect our technology if competitors design around our protected technology without legally infringing our patents or other intellectual property rights.

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

Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect product candidates.

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

Market prices for pharmaceutical companies can fluctuate significantly. Factors such as the announcement to the public or in various scientific or industry forums of technological innovations; new commercial products; patents or exclusive rights obtained by us or others; disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies; the commencement, enrollment or announcement of results of clinical trials we conduct, or changes in the development status of our product candidates; results or delays of pre-clinical and clinical studies by us or others; any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings; a change of regulations; additions or departures of key scientific or management personnel; overall performance of the equity markets; general political and economic conditions; publications; failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public; research reports or positive or negative recommendations or withdrawal of research coverage by securities analysts; actual or anticipated variations in quarterly operating results; announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors; public concerns over the risks of pharmaceutical products and dietary supplements; unanticipated serious safety concerns related to the use of our product candidates; the ability to finance, future sales of securities by us or our shareholders; and many other factors, many of which are beyond our control, could have considerable effects on the price of our common shares. The price of our common shares has fluctuated significantly in the past and there can be no assurance that the market price of our common shares will not experience significant fluctuations in the future.

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

Our net losses and expenses may fluctuate significantly and any failure to meet financial or clinical expectations may disappoint securities analysts or investors and result in a decline in the price of our common shares. Our net losses and expenses have fluctuated in the past and are likely to do so in the future. The market price of our common shares has fluctuated significantly in the past and may continue to do so. Some of the factors that could cause the market price for our common shares to fluctuate include the following:

•	the fluctuations in valuation of our derivative warrant liabilities;

•	the outcome of any litigation;

•	changes in foreign currency fluctuations;

•	competition;

•	the timing of achievement and the receipt of milestone payments from current or future third parties;

•	failure to enter into new or the expiration or termination of current agreements with third parties;

•	execution of any new collaboration, licensing or similar arrangement, and the timing of payments we may make or receive under such existing or future arrangements or the termination or modification of any such existing or future arrangements;

•	any intellectual property infringement lawsuit or opposition against us or our competition that could have a negative impact on or any proceedings in which we may become involved;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	inability to achieve strategic outcome from review of strategic alternatives; and

•	changes in general market and economic conditions.

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

As of March 31, 2021, there were 15.6 million common shares issuable under outstanding warrants at various exercise prices. To the extent that holders of existing warrants sell common shares issued upon the exercise of warrants, the market price of our common shares may decrease due to the additional selling pressure in the market. The risk of dilution from issuances of common shares underlying existing warrants may cause shareholders to sell their common shares, which could further contribute to any decline in our common share market price.

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

On May 11, 2021, we received notice from the Nasdaq Listing Qualifications Department indicating that, based upon our non-compliance with the $1.00 bid price requirement set forth in (the Minimum Bid Price Rule) as of May 10, 2021, our common shares were subject to delisting unless we timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”).

We requested and were granted a hearing on June 17, 2021, which will stay any further action by Nasdaq pending the conclusion of the hearing process.

At the hearing, we presented a detailed plan of compliance for the Panel’s consideration, which included our commitment to implement a share consolidation if needed to evidence compliance with the Minimum Bid Price Rule. Should we determine that a share consolidation is necessary or otherwise advisable to regain compliance with the Minimum Bid Price Rule, we would likely take such action concurrently with the completion of our proposed acquisition of Grace.

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

In addition, any such future corporate development may be accompanied by certain risks, including exposure to unknown liabilities relating to the strategic opportunities and transactions, higher than anticipated transaction costs and expenses, the difficulty and expense of integrating operations and personnel of any acquired companies, disruption of our ongoing business, diversion of management’s time and attention, and possible dilution to shareholders. We may not be able to successfully overcome these risks and other problems associated with any future acquisitions and this may adversely affect our business and financial condition.

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

Current or potential investors in our common shares who are U.S. Holders (as defined below) should be aware that, based on our most recent financial statements and projections and given uncertainty regarding the composition of our future income and assets, there is a significant risk that we may have been classified as a “passive foreign investment company” or “PFIC” for the taxable year that ended on March 31, 2021, and may be classified as a PFIC for our current taxable year and possibly subsequent years. If we are a PFIC for any year during a U.S. Holder’s holding period of our common shares, then such U.S. taxpayer generally will be required to treat any gain realized upon a disposition of such common shares or any so-called “excess distribution” received on such common shares, as ordinary income (with a portion subject to tax at the highest rate in effect), and to pay an interest charge on a portion of such gain or excess distribution. In certain circumstances, the sum of the tax and the interest charge may exceed the total amount of proceeds realized on the disposition, or the amount of excess distribution received, by the U.S. Holder. Subject to certain limitations, a timely and effective QEF Election (as defined below) under Section 1295 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, or a Mark-to-Market Election (as defined below) under Section 1296 of the Code may be made with respect to the common shares. A U.S. Holder who makes a timely and effective QEF Election generally must report on a current basis its share of our net capital gain and ordinary earnings for any year in which we are a PFIC, whether or not we distribute any amounts to our shareholders. A U.S. Holder who makes the Mark-to-Market Election generally must include as ordinary income each year the excess of the fair market value of their common shares over the holder’s basis therein. This paragraph is qualified in its entirety by the discussion under the heading “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities - U.S. Federal Income Tax Considerations of the Acquisition, Ownership, and Disposition of Common Shares - Passive Foreign Investment Company Rules” and does not take into account any changes to the composition of our income and assets resulting from the merger. Each current or potential investor who is a U.S. Holder should consult its own tax advisor regarding the U.S. federal, state and local, and non-U.S. tax consequences of the acquisition, ownership, and disposition of our common shares, the U.S. federal tax consequences of the PFIC rules, and the availability of any election that may be available to the holder to mitigate adverse U.S. federal income tax consequences of holding shares in a PFIC.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our head office and operations are located at 3009 boul. de la Concorde East, Suite 102, Laval, Québec, Canada H7E 2B5 and our research and development and quality control laboratory is located at Espace Lab, 2650 Maximilien-Chagnon, Sherbrooke, Québec, Canada, J1E 0M8. We currently lease our office and laboratory space. We do not own our own manufacturing facility to produce CaPre; however, we do own the proprietary equipment for producing the related active pharmaceutical ingredient, or API, and drug product.

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

Holders

As of June 22, 2021, there were approximately 26 holders of record of our common shares. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividends

We do not anticipate paying any cash dividend on our common shares in the foreseeable future. We presently intend to retain future earnings to finance the expansion and growth of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors the board of directors deems relevant. In addition, the terms of any future debt or credit facility may preclude us from paying dividends.

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

For purposes of the rules described in the preceding paragraph, we generally will be a “qualified foreign corporation”, or a QFC, if (a) we are eligible for the benefits of the Canada-U.S. Tax Treaty, or (b) our common shares are readily tradable on an established securities market in the United States, within the meaning provided in the Code. However, even if we satisfy one or more of the requirements, we will not be treated as a QFC if we are classified as a PFIC (as discussed below) for the taxable year during which we pay the applicable dividend or for the preceding taxable year. The dividend rules are complex, and each U.S. Holder should consult its own tax advisor regarding the application of those rules to them in their particular circumstances. Even if we satisfy one or more of the requirements, as noted below, there can be no assurance that we will not be a PFIC in the current taxable year or become a PFIC in the future. Thus, there can be no assurance that we will qualify as a QFC.

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

As described above, PFIC status of a non-U.S. corporation depends on the relative values of certain categories of assets and the relative amount of certain kinds of income for a taxable year. Therefore, our status as a PFIC for any given taxable year depends upon the financial results for such year and upon relative valuations, which are subject to change and beyond our ability to predict or control. Based on our most recent financial statements and projections and given uncertainty regarding the composition of our future income and assets, there is a significant risk that we may have been classified as a PFIC for the taxable year that ended on March 31, 2021, and may be classified as a PFIC for our current taxable year and possibly subsequent years. However, PFIC status is fundamentally factual in nature, depends on the application of complex U.S. federal income tax rules (which are subject to differing interpretations), generally cannot be determined until the close of the taxable year in question and is determined annually. In addition, in evaluating the risk that we may be classified as a PFIC for our current taxable year and subsequent years, we have not taken into account any changes to the composition of our income and assets that may result from the merger. Accordingly, there can be no assurance that we will not be a PFIC in our current taxable year or subsequent years. The PFIC rules are complex, and each U.S. Holder should consult its tax advisor regarding the application of the PFIC rules to us.

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

Generally, if we are treated as a PFIC for any taxable year during which a U.S. Holder owns common shares, any gain on the disposition of the common shares would be treated as an excess distribution and would be allocated ratably over the U.S. Holder’s holding period and subject to taxation in the same manner as described in the preceding paragraph and would not be eligible for the preferential long-term capital gains rate.

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

A QEF Election will apply to the taxable year for which such QEF Election is made and to all subsequent taxable years, unless such QEF Election is invalidated or terminated or the IRS consents to revocation of such QEF Election. If a U.S. Holder makes a QEF Election and, in a subsequent taxable year, we cease to be a PFIC, the QEF Election will remain in effect (although it will not be applicable) during those taxable years in which we are not a PFIC. Accordingly, if we become a PFIC in another subsequent taxable year, the QEF Election will be effective, and the U.S. Holder will be subject to the rules described above during any such subsequent taxable year in which we qualify as a PFIC.

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

A U.S. Holder that makes a Mark-to-Market Election generally will also adjust such U.S. Holder’s tax basis in his common shares to reflect the amount included in gross income or allowed as a deduction because of such Mark-to-Market Election. In addition, upon a sale or other taxable disposition of the common shares subject to a Mark-to-Market Election, any gain or loss on such disposition will be ordinary income or loss (to the extent that such loss does not to exceed the excess, if any, of (a) the amount included in ordinary income because of such Mark-to-Market Election for prior taxable years over (b) the amount allowed as a deduction because of such Mark-to-Market Election for prior taxable years). A Mark-to-Market Election applies to the taxable year in which such Mark-to-Market Election is made and to each subsequent taxable year unless the common shares cease to be “marketable stock” or the IRS consents to revocation of such election. Each U.S. Holder should consult its own tax advisor regarding the availability of, and procedure for making, a Mark-to-Market Election with respect to the common shares.

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

Introduction

This management’s discussion and analysis, or MD&A, is presented in order to provide the reader with an overview of the financial results and changes to our financial position as at March 31, 2021 and for the three and twelve-month periods then ended. This MD&A explains the material variations in our financial statements of operations, financial position and cash flows for the three and twelve-month periods ended March 31, 2021, and 2020.

Market data and certain industry data and forecasts included in this MD&A were obtained from internal corporation surveys, market research, and publicly available information, reports of governmental agencies and industry publications and surveys. We have relied upon industry publications as our primary sources for third-party industry data and forecasts. Industry surveys, publications and forecasts generally state that the information they contain has been obtained from sources believed to be reliable, but that the accuracy and completeness of that information is not guaranteed. We have not independently verified any of the data from third-party sources or the underlying economic assumptions they made. Similarly, internal surveys, industry forecasts and market research, which we believe to be reliable based upon our management’s knowledge of our industry, have not been independently verified. Our estimates involve risks and uncertainties, including assumptions that may prove not to be accurate, and these estimates and certain industry data are subject to change based on various factors, including those discussed under Item 1.A “Risk Factors” in this annual report. While we believe our internal business, research is reliable and the market definitions we use in this MD&A are appropriate, neither our business research nor the definitions we use have been verified by any independent source. This MD&A may only be used for the purpose for which it has been published.

This MD&A, approved by the Board of Directors on June 22, 2021, should be read in conjunction with our audited consolidated financial statements for the year ended March 31, 2021, and 2020. Our audited financial statements were prepared in accordance with generally accepted accounting principles issued by the Financial Accounting Standards Board in the United States, or GAAP. Up to and including the third quarter ended December 31, 2019, we prepared our consolidated financial statements in accordance with International Financial Reporting Standards, or IFRS, as issued by the International Accounting Standards Board. Our financial results are now published in United States dollars. Effective March 31, 2020, the reporting currency used in the consolidated financial statements changed from Canadian dollars to U.S. dollars. This change in reporting currency has been applied in the financial statements retrospectively such that all amounts expressed in our consolidated financial statements and the accompanying notes thereto are in U.S. dollars. All amounts appearing in this MD&A for the period-by-period discussions are in thousands of U.S. dollars, except share and per share amounts or unless otherwise indicated.

Basis of presentation of the financial statements

Our consolidated financial statements, which include the accounts of our subsidiary AIAG, have been prepared in accordance with GAAP and the rules and regulations of the SEC related to annual reports filed on Form 10-K. All intercompany transactions and balances are eliminated on consolidation.

The following summarizes the principal conditions or events relevant to our going concern assessment, which primarily considers the period of one year from the issuance date of our financial statements.

We have incurred operating losses and negative cash flows from operations since our inception. In prior years there was substantial doubt regarding our ability to realize our assets and discharge our liabilities and commitments in the ordinary course of business. During year ended March 31, 2021, we raised net proceeds of $59.3 million under our ATM program. Our assets as at March 31, 2021, include cash and cash equivalents and short-term investments totaling $60.8 million. Our current liabilities total $1.6 million as at March 31, 2021 and are comprised primarily of amounts due to or accrued for creditors.

Our ability to continue as a going concern is dependent upon our ability to achieve a successful completion of our proposed merger with Grace or another strategic alternative and ultimately generate cashflows to meet our obligations. To date, we have financed our operations primarily through public offerings of common shares, private placements, and the proceeds from research tax credits, and will require additional financing in the future. There is no assurance that our proposed merger with Grace or another strategic transaction will be consummated as such transaction is not within our control. As a result of our current liquidity profile, the reduction of operating expenses and the limited liabilities, management has assessed that substantial doubt no longer exists regarding our ability to continue as a going concern for one year from the issuance date of these financial statements.

Comparative financial information for the three-month periods and years ended March 31, 2021, and 2020.

	Three-month periods ended		Year ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
	$	$	$	$
Net income (loss)	(5,646)	16,625	(19,678)	(25,513)
Basic and diluted gain (loss) per share	(0.03)	0.18	(0.17)	(0.30)
Total assets	62,458	22,853	62,458	22,853
Working capital[1]	60,793	8,684	60,793	8,684
Total non-current financial liabilities	5,219	2,464	5,219	2,464
Total shareholders’ equity	55,660	12,994	55,660	12,994

_____________________________________

1 Working capital is calculated by subtracting current liabilities from current assets. Because there is no standard method endorsed by GAAP, the results may not be comparable to similar measurements presented by other public companies.

Statement of Net Loss

	Three-month periods ended		Year ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
	$	$		$
Revenue	115	-	196	-

Cost sales of products	(40)	-	(76)	-
Research and development expenses	(453)	(1,918)	(4,173)	(15,974)
General and administrative expenses	(1,443)	(1,549)	(5,521)	(5,799)
Sales and marketing expenses	(66)	(563)	(1,142)	(2,665)
Impairment of Intangible assets	-	-	(3,706)	-
Impairment of Equipment	-	-	(1,584)	-
Impairment of Other assets and prepaids	(413)	-	(413)	-

Financial Income (expenses)	(3,346)	20,646	(3,259)	(1,075)
Net loss	(5,646)	16,616	(19,678)	(25,513)

Results of operations for the three and twelve-month periods ended March 31, 2021, and 2020

Three months ended March 31, 2021, and 2020

The net loss of $5,646 or $0.03 per share for the three months ended March 31, 2021, increased by $22,262 from the net income of $16,616 or $0.18 per share for the three months ended March 31, 2020.

The increase in net loss resulted primarily from net financial expenses decreasing by $23,992 to an expense of $3,346 for the three months ended March 31, 2021, as compared to net financial income of $20,646 for the three months ended March 31, 2020. This is due mostly to a decrease from the change in fair value of the derivative warrant liability as compared to the comparative fiscal quarter in 2020 caused by a proportionately higher decrease in the quarter over quarter closing share price partly offset by a reduction in the number of warrants outstanding due to exercises during the prior year.

In October 2020, the Corporation entered into an agreement with the Centre Integre Universitaire et des services sociaux de L’Estrie – Centre hospitalier Universitaire de Sherbrooke to start producing and selling viral transport medium tubes to be utilized in testing related to the COVID-19 pandemic.

In addition, a decrease in research and development expenses of $1,465 occurred as the TRILOGY Phase 3 clinical program for CaPre was winding down. General and administrative expenses decreased from the prior period, with the current period being impacted by lower legal and professional fees. Sales and marketing expenses also decreased as a result of the termination of CaPre commercialization activities due to the TRILOGY 2 Phase 3 clinical trial results.

Fiscal years ended March 31, 2021, and 2020

The net loss of $19,678 or $0.17 per share for the year ended March 31, 2021, decreased by $5,835 from the net loss of $25,513 or $0.30 per share for the year ended March 31, 2020.

The decreased net loss resulted in part from a decrease in research and development expenses of $11,801 occurred as the TRILOGY Phase 3 clinical program for CaPre was winding down. General and administrative expenses decreased from the comparative period due to decreased stock-based compensation. Sales and marketing expenses also decreased by $1,523, as a result of the termination of any CaPre commercialization activities due to the TRILOGY 2 Phase 3 clinical trial results. Furthermore, operational events related to the TRILOGY results resulted in increased loss related to the impairment of equipment and intangible assets amounting to $5,290. The decreased net loss also resulted from financial expenses of $3,259 for the year ended March 31, 2021, as compared to net financial expenses of $1,075 for the year ended March 31, 2020, due mostly to the change in fair value of the warrant derivative liability.

Two separate derivative warrant liabilities are included in the statement of financial position as at March 31, 2021, and March 31, 2020. These derivative warrant liabilities stem from financing transactions that took place in May 2018 and December 2017. These derivative warrant liabilities are re-measured to fair value at each reporting date using the Black-Scholes option pricing model. The valuations are mainly driven by the fluctuation in our share price resulting in an increased or decreased loss or gain related to the change in fair value of the warrant liabilities and increasing or decreasing the corresponding liability in the balance sheet.

Breakdown of major components of the statement of loss and comprehensive loss

Research and development expenses
	Three Months Ended		Year Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
	$	$	$	$
Salaries and benefits	344	476	1,459	1,759
Research contracts	2	669	917	10,260
Professional fees	57	119	467	1,117
Other	37	81	188	392
Government grants & tax credits	(36)	(117)	(127)	(313)
Sub-total	404	1,228	2,904	13,215
Stock-based compensation	49	93	353	443
Depreciation and amortization	-	597	916	2,316
Total	453	1,918	4,173	15,974

General and administrative expenses
	Three Months Ended		Year Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
	$	$	$	$
Salaries and benefits	434	385	1,321	1,506
Professional fees	593	615	2,337	2,018
Other	294	291	1,027	1,058
Sub-total	1,321	1,291	4,685	4,582
Stock-based compensation	122	258	828	1,217
Depreciation	-	-	8	-
Total	1,443	1,549	5,521	5,799

Sales and Marketing Expenses
	Three Months Ended		Year Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
	$	$	$	$
Salaries and benefits	65	389	1,050	1,206
Professional fees	-	48	75	711
Other	1	32	24	455
Sub-total	66	469	1,149	2,372
Stock-based compensation	-	94	(7)	293
Total	66	563	1,142	2,665

Three months ended March 31, 2021, compared to the three months ended March 31, 2020

During the three months ended September 30, 2020, we released our TRILOGY 2 Phase 3 clinical study results for CaPre. TRILOGY 2 failed to meet the primary endpoint, and consequently we decided we will not file an NDA with the FDA. Research and development expenses are reduced due to the completion of the TRILOGY program, and we discontinued all CaPre related marketing activities, while we evaluated a range of strategic alternatives. As a result, research and development expenses before depreciation, amortization and stock-based compensation expense for the three months ended March 31, 2021, totaled $404 compared to $1,228 for the three months ended March 31, 2020. The net decrease of $824 was mainly attributable to a reduction in research contracts with the completion of the TRILOGY research and development activities of $667 as well as a reduction in headcount within the department resulting in a decrease of salaries of $132. The remaining decrease of $23 is a result of various other operational reductions.

General and administrative expenses totaled $1,321 before depreciation and stock-based compensation expense for the three-months ended March 31, 2021 and increased by $31 from $1,291 for the three months ended March 31, 2020. This increase is mostly a result of increased salaries of $49 related to retention amounts offset by a decrease in professional fees of $22.

Sales and marketing expenses were $66 before stock-based compensation expense for the three months ended March 31, 2021, compared to $469 for the three months ended March 31, 2020. The decrease of $403 was mostly due to a decrease in salaries related to the reduction in headcount in the department of $324 as well as a decrease of $79 related to other sales activities as a result of discontinuing planned pre-launch marketing activities for CaPre.

Stock-based compensation expense decreased by $274 to $171 for the three-month period ended March 31, 2021, as compared to $445 for the three-month period ended March 31, 2020. The decrease in expense is due to forfeited options as well as the fact that no options have been granted in the current period.

The depreciation expense decreased by $597 for the three-month period ended March 31, 2021, as compared to $597 for the three-month period ended March 31, 2020. This is due to the impact of the equipment being classified as held for resale and no additional depreciation recognized.

Year ended March 31, 2021, compared to year ended March 31, 2020

During the three months ended September 30, 2020, we released our TRILOGY 2 Phase 3 clinical study results for our lead product in development, CaPre. TRILOGY 2 failed to meet its primary endpoint, and consequently we will not file an NDA with the FDA. Research and development expenses have been reduced due to the completion of the TRILOGY program, and we discontinued all CaPre related marketing activities while we evaluate a range of strategic alternatives. As a result, research and development expenses before depreciation, amortization and stock-based compensation expense for the year ended March 31, 2021, totaled $2,904 compared to $13,215 for the year ended March 31, 2020. The net decrease of $10,311 was mainly attributable to a reduction in research contracts with the completion of the CaPre R&D activities of $9,343 as well as a reduction in headcount within the department resulting in a decrease of salaries of $300. In addition, a decrease of $854 related to various other operational reductions such as professional fees resulted, as well as a decrease to the government tax credits of $186.

General and administrative expenses totaled $4,685 before depreciation and stock-based compensation expense for the year ended March 31, 2021 and increased by $103 from $4,582 for the year ended March 31, 2020. This increase was mainly attributable to a $100 increase associated with our insurance policies, as well as an increase of $186 in legal fees, which was offset by a $185 decrease in salaries related to a reversal in bonus amounts accrued.

Sales and marketing expenses were $1,149 before stock-based compensation expense for the year ended March 31, 2021, compared to $2,372 for the year ended March 31, 2020. The decrease of $1,223 was mostly due to a reduction in salaries of $156 due to a reduction in headcount, as well as a reduction in professional fees and other sales activities of $1,067 due to the end of the planned pre-launch marketing activities for CaPre.

Stock-based compensation expense decreased by $779 to $1,174 for the year ended March 31, 2021, as compared to $1,953 for the year ended March 31, 2020. The decrease in expense is due to forfeited options as well as the fact that no options have been granted in the current period.

The depreciation expense decreased by $1,392 to $924 for the year ended March 31, 2021, as compared to $2,316 for the year ended March 31, 2020. This is due to the impact of the equipment being classified as held for resale and no additional depreciation recognized.

Liquidity and Capital Resources

Share Capital Structure

Our authorized share capital consists of an unlimited number of Class A, Class B, Class C, Class D and Class E shares, without par value. Issued and outstanding fully paid shares, stock options, restricted shares units and warrants, were as follows for the periods ended:

	March 31, 2021	March 31, 2020
	Number outstanding	Number outstanding
Class A shares, voting, participating and without par value	208,375,549	90,209,449
Stock options granted and outstanding	7,294,919	9,936,486
May 2018 public offering of warrants exercisable at CAD $1.31, until May 9, 2023	6,593,750	6,593,750
Public offering broker warrants May 2018 exercisable at CAD $1.05 until May 9, 2023	1	222,976
December 2017 U.S. public offering of warrants exercisable at US$1.26, until December 19, 2022	7,072,962	7,072,962
December 2017 U.S. broker warrants exercisable at US $1.2625, until December 27, 2022	259,121	259,121
February 2017 public offering of warrants exercisable at CAD $2.15, until February 21, 2022	1,723,934	1,723,934

Total fully diluted shares	231,320,236	116,018,678

Cash Flows and Financial Condition between the years ended March 31, 2021 and 2020

Summary

As at March 31, 2021, cash and cash equivalents totaled $50,942, a net increase of $36,702 compared to cash and cash equivalents totaling $14,240 at March 31, 2020.

Operating activities

During the years ended March 31, 2021, and March 31, 2020, our operating activities used cash of $14,319 and $22,951, respectively, the decrease of which is a reflection of the completion of our Phase 3 program for CaPre and related reduction of accounts payables and accruals.

Investing activities

During the year ended March 31, 2021, we used cash of $9,858 due primarily to the acquisition of investments. During the year ended March 31, 2020, we generated cash of $8,138 due primarily to the maturity of investments.

Financing activities

During the year ended March 31, 2021, the Corporation’s financing activities provided cash totaling $59,490 due to proceeds from the sale of shares under the “at-the-market”, or ATM, program, compared to cash generated of $13,183 due to proceeds from the sale of shares under the “at-the-market” and exercise of warrants, net of repayment of convertible debentures of $1,556 during the year ended March 31, 2020.

On June 29, 2020, we filed a registration statement on Form S-3 with the SEC to register up to US $200 million of common shares, warrants and units that may be offered and sold by us from time to time (the “Registration Statement”). The Registration Statement was declared effective by the SEC on July 7, 2020.

ATM Program

On February 14, 2019, the Corporation entered into an “at-the-market” (ATM) sales agreement with B. Riley FBR, Inc. (“B. Riley”) pursuant to which the Common Shares may be sold from time to time for aggregate gross proceeds of up to $30 million, with sales only being made on the NASDAQ Stock Market. The Common Shares would be issued at market prices prevailing at the time of the sale and, as a result, prices may vary between purchasers and during the period of distribution. The ATM has a 3-year term and requires the Corporation to pay between 3% and 4% commission to B. Riley based on volume of sales made. On June 29, 2020, the Corporation entered into an amended and restated sales agreement (the Sales Agreement) with B. Riley, Oppenheimer& Co. Inc. and H.C. Wainwright & Co., LLC (collectively, the “Agents”) to amend the existing ATM program. Under the terms of the Sales Agreement, the Corporation may issue and sell from time to time its common shares having an aggregate offering price of up to US $75,000,000 through the Agents. Subject to the terms and conditions of the Sales Agreement, the Agents will use their commercially reasonable efforts to sell the common shares from time to time, based upon the Corporation’s instructions. The Corporation has no obligation to sell any of the common shares and may at any time suspend sales under the Sales Agreement. The Corporation and the Agents may terminate the Sales Agreement in accordance with its terms. Under the terms of the Sales Agreement, the Corporation has provided the Agents with customary indemnification rights and the Agents will be entitled to compensation, at a commission rate equal to 3.0% of the gross proceeds from each sale of the common shares. As at March 31, 2021, a total of 117.7 million common shares (March 31, 2020 – 4.1 million common shares) were sold for total net proceeds of approximately $59.3 million (March 31, 2020 - $7.0 million) under the ATM program. Commission, legal and costs related to share sale amounted to $2.0 million (March 31, 2020 - $291). The shares were sold at the prevailing market prices, which resulted in an average price of approximately $0.52 per share (March 31, 2020 - $1.79 per share). Accordingly, proportional costs of $18 related to the common shares sold, have been reclassified from deferred financings costs to equity (March 31, 2020 - $40). Total costs incurred to register the Sales Agreements were initially recorded as deferred financing costs in the Consolidated Balance Sheet. As at March 31, 2021, the remaining balance of the costs incurred of $264 were written off to financing expenses.

Financial Position

The following table details the significant changes to the statements of financial position as at March 31, 2021, compared to the prior fiscal year end at March 31, 2020:

Accounts	Increase (Decrease) $	Comments
Cash and cash equivalents	36,702	See cash flow statement
Investments	9,789	Increase in cash available to invest
Receivables	(16)	Timing of reimbursement of sales taxes
Deferred financing costs	(121)	New costs, net of write off
Prepaid expenses	(634)	Expensing of insurance, impairment and other prepaid expenses
Other assets	(281)	Use of other assets in research and development activities and impairment
Equipment	(1,529)	Amortization & Impairment
Right of use asset	(61)	Adjustment to the net present value of lease contract for Sherbrooke
Intangible assets	(4,244)	Amortization and Impairment of license
Trade and other payables	(5,826)	Timing of payments net of accruals
Derivative warrant liabilities	2,826	Change in fair value of derivative warrants
Lease liability	(61)	Payment of lease liability

See the statement of changes in equity in our financial statements for details of changes to the equity accounts since March 31, 2020.

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

Impairment loss Intangible assets:

The Corporation tests intangible assets for impairment should circumstances change or events occur that would indicate that the fair value of an asset may be below its carrying value. During the second quarter of fiscal 2021, the Corporation released its topline TRILOGY 2 Phase 3 clinical trial results and the resulting decision to not file an NDA to obtain FDA approval for CaPre as a result of TRILOGY 2 not meeting its primary endpoint. As a result, a significant share price reduction occurred. Due to these indicators of impairment under ASC 350, the Corporation undertook an analysis to determine the fair value of its intangible asset this quarter.

In prior years, the Corporation entered into agreements with Neptune Wellness Solutions Inc. (“Neptune”) pursuant to which the Corporation obtained a license and exercised its option under this license agreement to pay in advance all of the future royalties payable to Neptune. This license allows the Corporation to exploit the intellectual property rights in-order to develop novel active pharmaceutical ingredients into commercial products for the prescription drugs market. In assessing the magnitude of any impairment of the license the Corporation considered all available evidence including i) significant adverse impact from business climate due to the TRILOGY Phase 3 clinical programs failure to meet its primary endpoints, and the resulting decision to not file an NDA to obtain FDA approval for CaPre, and the resulting internal forecasts that no cash flows from the use of the license was possible, and (ii) management’s estimate that a market place participant would place minimal to no value on the license if it were to be sold on its own or in combination with other assets, recognized or not, which is a level 3 measurement in the fair value hierarchy which included unobservable inputs. Accordingly, an impairment loss of $3,706 was recognized during the year ended March 31, 2021, which represents the totality of the intangible assets net book value prior to the impairment trigger. For the year ended March 31, 2021, amortization expense was $781 (2020 - $1,910) and was included in research and development expenses.

Assets held for sale

During the period the Corporation committed to a plan and is actively marketing for sale Other assets and Equipment and has met the criteria for classification of assets held for sale:

	March 31, 2021	March 31, 2020
	$	$
Other assets	387	668
Equipment	381	1,910
	768	2,578

Other assets

Other assets represent krill oil (RKO) held by the Corporation that was expected to be used in the conduct of R&D activities and commercial inventory scale up related to the development and commercialization of the CaPre drug. Given that the development of CaPre will no longer be pursued, the Corporation is expected to sell this reserve. The other asset is being recorded at the fair value less costs to sell, which has resulted in an impairment loss of $413. Management’s estimate of the fair value of the RKO less cost -to sell, is based primarily on estimated market prices obtained from an appraiser specialized in the krill oil market. These projections are based on Level 3 inputs of the fair value hierarchy and reflect management’s best estimate of market participants’ pricing of the assets as well as the general condition of the asset. The total impairment loss recognized, includes amounts paid for krill oil in advance, but not yet received and was recorded as a prepaid.

Equipment

March 31, 2021	Cost	Accumulated depreciation	Impairment loss	Net book value
	$	$	$	$
Furniture and office equipment	17	(5)	-	12
Computer equipment	148	(30)	(54)	64
Laboratory equipment	756	(436)	(171)	149
Production equipment	2,538	(1,023)	(1,359)	156
	3,459	(1,494)	(1,584)	381

March 31, 2020	Cost	Accumulated depreciation	Net book value
	$	$	$
Furniture and office equipment	15	3	12
Computer equipment	64	18	46
Laboratory equipment	684	343	341
Production equipment	2,341	830	1,511
	3,104	1,194	1,910

For the year ended March 31, 2021, depreciation expense was $143 (2020 $410) and was included in research and development expenses.

Equipment is made up of laboratory, production, computer and office equipment that was utilized in the development of CaPre. Given that the development of CaPre will no longer be pursued by the Corporation, it is expected to sell this equipment. Similar, to how the intangible assets are treated, the announcement of the outcomes of the TRILOGY clinical trials resulted in an impairment trigger for the laboratory and production equipment. The impairment loss is based on management’s estimate of the fair value of the equipment less cost -to sell, which is based primarily on estimated market prices obtained from brokers specialized in selling used equipment. These projections are based on Level 3 inputs of the fair value hierarchy and reflect the management’s best estimate of market participants’ pricing of the assets as well as the general condition of the assets.

Derivative warrant liabilities

The 10,188,100 warrants issued as part of our May 2018 public offering in Canada were recognized as derivative warrant liabilities with a fair value of $3,323. As of March 31, 2021, the derivative warrant liability for the remaining 6,593,750 warrants totaled $2,597, which represents the fair value of these warrants. The weighted average fair value of the warrants issued in the May 2018 public offering in Canada was determined to be CAD$0.39 per warrant at inception and approximately CAD$0.49 (USD $0.39) per warrant as at March 31, 2021.

On December 27, 2017, 9,801,861 warrants were issued as part of our U.S. public offering and recognized as derivative warrant liabilities. The December 2017 warrants are derivative warrant liabilities for accounting purposes due to the currency of the exercise price (US$) being different from our Canadian dollar functional currency. As of March 31, 2021, the derivative warrant liability for the remaining 7,072,962 warrants totaled $2,622 which represents the fair value of these warrants. The weighted average fair value of the 2017 warrants issued was determined to be CAD$0.60 per warrant at inception and approximately CAD$0.47 (USD $0.37) per warrant as at March 31, 2021.

The increase in the fair value of both existing derivative warrant liabilities as at March 31, 2021 is due to the decrease in our share price and the dilution factor.

During the year ended March 31, 2021, no warrants were exercised. In fiscal 2020, the following warrants were exercised with the resulting cash proceeds:

	March 31, 2020
	Number	Proceeds
	exercised	$
May 2018 over-allotment warrants 2018	3,594,350	3,567
December 2017 US public offering warrants 2017	2,676,611	3,373
Canadian public offering warrants February 2017	180,100	292
Canadian public offering broker warrants May 2018	325,000	257
Contingent warrants private placement 2017	150,000	217
	6,926,061	7,706

Contractual Obligations and Commitments

As at March 31, 2021, our liabilities totaled $6,744, of which $1,525 was due within 1 year, and $5,219 related to derivative warrant liabilities that are expected to be settled in common shares.

A summary of the contractual obligations at March 31, 2021, is as follows:

Contractual Obligations	Total	Less than 1 year	1-3 years	More than 3 years
	$	$	$	$
Trade and other payables	1,479	1,479	-	-
Operating lease obligations	86	86	-	-
RKO supply agreement	2,800	2,800	-	-
Total	4,365	4,365	-	-

Lease

On March 5, 2020, we renewed the lease agreement for our research and development and quality control laboratory facility located in Sherbrooke, Québec, resulting in an obligation of $160 over 24 months of the lease term. As at March 31, 2021, the remaining balance of the commitment amounted to $86.

RKO supply agreement

On October 25, 2019, we signed a supply agreement with Aker to purchase RKO for a committed volume of commercial starting material for CaPre at a fixed price for a total value of $3.1 million (take or pay). The delivery of the RKO has been established following a calendar year basis and it is expected to be completed in the 4th calendar quarter of 2021. As at March 31, 2021, the remaining balance of the commitment with Aker amounts to $2.8 million. There are no termination provisions within the supply agreement. Management is currently assessing whether the Corporation can recover any value from the raw krill oil product and given the uncertainty of recoverability, there is a risk that the Corporation may have a loss on this contract in the near term.

Financial advisor agreement

On September 23, 2020, we engaged Oppenheimer & Co., Inc, as our financial advisor to assist in the formal process to explore and evaluate strategic alternatives to enhance shareholder value. This arrangement includes fees of $1.2 million to be paid on the success of a strategic outcome.

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

Use of estimates and measurement of uncertainty

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income, and expenses. Actual results may differ from these estimates.

Estimates are based on management’s best knowledge of current events and actions that management may undertake in the future. Estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.

Estimates and assumptions include the measurement of derivative warrant liabilities (see note 10 of the consolidated financial statements), stock-based compensation (see note 14 of the consolidated financial statements), and impairment and recoverability of other assets – RKO (see note 7 of the consolidated financial statements). Estimates and assumptions are also involved in measuring the accrual of services rendered with respect to research and developments expenditures at each reporting date, are determining which research and development expenses qualify for research and development tax credits and in what amounts. We recognize the tax credits once we have reasonable assurance that they will be realized. Recorded tax credits are subject to review and approval by tax authorities and therefore, could be different from the amounts recorded.

Critical Accounting Policies

Impairment of Long-Lived Assets

We review the recoverability of our long-lived assets and Assets held for sale whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The carrying amount is first compared with the undiscounted cash flows. If the carrying amount is higher than the sum of undiscounted cash flows, then we determine the fair value of the underlying asset group. Any impairment loss to be recognized is measured as the difference by which the carrying amount of the asset group exceeds the estimated fair value of the asset group.

Measurement of Assets held for sale

Assets that are classified as held for sale are measured at the lower of their carrying amount or fair value less expected selling costs (“estimated selling price”) with a loss recognized to the extent that the carrying amount exceeds the estimated selling price. The classification is applicable at the date upon which the sale of assets is probable, and the assets are available for immediate sale in their present condition. Assets once classified as held for sale, are not subject to depreciation or amortization and both the assets and any liabilities directly associated with the assets held for sale are classified as current in our Consolidated Balance Sheets. Subsequent changes to the estimated selling price of assets held for sale are recorded as gains or losses to the Consolidated Statements of Income wherein the recognition of subsequent gains is limited to the cumulative loss previously recognized.

Financial Instruments

Credit risk

Credit risk is the risk of a loss if a customer or counterparty to a financial asset fails to meet its contractual obligations. We have credit risk relating to cash, cash equivalents and marketable securities, which we manage by dealing only with highly rated Canadian institutions. The carrying amount of financial assets, as disclosed in the statements of financial position, represents our credit exposure at the reporting date.

Currency risk

We are exposed to the financial risk related to the fluctuation of foreign exchange rates and the degrees of volatility of those rates. Foreign currency risk is limited to the portion of our business transactions denominated in currencies other than the Canadian dollar. Fluctuations related to foreign exchange rates could cause unforeseen fluctuations in our operating results.

A portion of the expenses, mainly related to research contracts and salaries is incurred in U.S. dollars and in Euros, for which no financial hedging is in place. There is a financial risk related to the fluctuation in the value of the U.S. dollar and the Euro in relation to the Canadian dollar. In order to minimize the financial risk related to the fluctuation in the value of the U.S. dollar in relation to the Canadian dollar, funds which were part of U.S. dollar financings continue to be invested as short-term investments in the U.S. dollar.

Furthermore, a portion of our cash and cash equivalents and marketable securities are denominated in U.S. dollars, further exposing us to fluctuations in the value of the U.S. dollar in relation to the Canadian dollar.

The following table provides an indication of our significant foreign exchange currency exposures as stated in Canadian dollars at the following dates:

	March 31, 2021		March 31, 2020
Denominated in	US $	Euro	US $	Euro

Cash and cash equivalents	58,176	-	5,694	-
Investments	9,475	-	-	-
Trade and other payables	(687)	(2,141)	(7,275)	(579)
	66,964	(2,141)	(1,581)	(579)

The following exchange rates are those applicable to the following periods and dates:

	March 31, 2021		March 31, 2020
	Average	Reporting	Average	Reporting

CAD$ per US$	1.3212	1.2562	1.3120	1.4062
CAD$ per Euro	1.5409	1.4736	1.4789	1.5514

Based on our foreign currency exposures noted above, varying the above foreign exchange rates to reflect a 5% strengthening of the U.S. dollar and Euro would have an increase (decrease) in net loss as follows, assuming that all other variables remain constant:

	March 31, 2021	March 31, 2020
	$	$

Increase (decrease) in net loss	4,235	156

An assumed 5% weakening of the foreign currencies would have an equal but opposite effect on the basis that all other variables remained constant.

Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market rates.

Our exposure to interest rate risk as at March 31, 2021 and March 31, 2020 is as follows:

Cash and cash equivalents	Short-term fixed interest rate
Investments	Short-term fixed interest rate

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

Future accounting changes

The following new standards, and amendments to standards and interpretations, are not yet effective for the period ended March 31, 2021, and have not been applied in preparing our consolidated financial statements.

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

Disclosure Controls and Procedures

As of the end of the period covered by this annual report, our management, with the participation of our CEO and chief financial officer (“CFO”), has performed an evaluation of the effectiveness of our disclosure controls and procedures within the meaning of Rules 13a-15 (e) and 15d-15(e) of the Exchange Act. Based upon this evaluation, our management has concluded that, as of March 31, 2021, our existing disclosure controls and procedures were effective. It should be noted that while the CEO and CFO believe that our disclosure controls and procedures provide a reasonable level of assurance that they are effective, they do not expect the disclosure controls and procedures to be capable of preventing all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Management’s Report on Internal Controls over Financial Reporting

Our management, with the participation of our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of our financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management conducted an assessment of the design and operation effectiveness of our internal control over financial reporting as of March 31, 2021. In making this assessment, we used the criteria established within the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management has concluded that, as of March 31, 2021, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

No changes were made to our internal controls over financial reporting that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

We are a non-accelerated filer under the Exchange Act and not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. Therefore, this annual report does not include an attestation report of our registered public accounting firm regarding our management’s assessment of internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth information as of June 22, 2021 with respect to our directors:

Name	Age	Position(s) held within Acasti	In Office Since	Current Term to Expire
Directors
Jan D’Alvise	66	President, Chief Executive Officer, Director and Corporate Secretary	June 2016	September 2021
Roderick N. Carter	57	Chairman of the Board	October 2015	September 2021
Jean-Marie (John) Canan	64	Director and Chairman of Audit Committee	July 2016	September 2021
Donald Olds	61	Director and Chairman of Governance and Human Resources Committee	April 2018	September 2021
Senior Management
Jan D’Alvise	66	President, Chief Executive Officer, Director and Corporate Secretary	June 2016	-
Pierre Lemieux	56	Chief Operating Officer and Chief Scientific Officer	April 2010	-
Brian Ford	62	CFO	September 2020	-

The following is a brief biography of our current directors and senior management:

Jan D’Alvise

Ms. D’Alvise has extensive experience in the pharmaceutical, diagnostic, medical device, and drug discovery research segments of the healthcare industry, and has served as the president and CEO of Acasti since 2016. Prior to Acasti, Ms. D’Alvise was the President and Chairman of Pediatric Bioscience, a private company that was developing a diagnostic test for autism. Before that, she was the CEO of Gish Biomedical, a cardiopulmonary medical device company that she sold to the Sorin Group. Prior to Gish, Ms. D’Alvise was the CEO of the Sidney Kimmel Cancer Center (SKCC), a drug discovery research institute focused on translational medicine in oncology. Prior to SKCC, she was the Co- Founder/President/CEO/Chairman of NuGEN, Inc., and was also the Co-Founder and Executive VP/COO of Metrika Inc. Ms. D’Alvise built both companies from technology concept through to successful regulatory approvals, product introduction and sustainable revenue growth. Prior to Metrika, Ms. D’Alvise was a VP of Drug Development at Syntex/Roche and Business Unit Director of their Pain and Inflammation business, and prior to that, VP of Commercial Operations at SYVA, (Syntex’s clinical diagnostics division). Ms. D’Alvise began her career with Diagnostic Products Corporation. Ms. D’Alvise has a B.S. in Biochemistry from Michigan Technological University. She has completed post-graduate work at the University of Michigan, Stanford University, and the Wharton Business School. In addition to Acasti, Ms. D’Alvise currently serves on the board and audit committee for Spectral Medical (EDT:TO) and is the Chairman of The ObG Project, Inc, a private company. She has previously served on the boards of numerous private companies and non-profits.

Dr. Roderick N. Carter

Dr. Carter has a strong history of contributions to healthcare through clinical, research, business, and people leadership. He has significant experience developing and commercializing nutraceutical and pharmaceutical products and has successfully led clinical research and business development strategies for cardiovascular and inflammation-related diseases. Dr. Carter is currently Principal at Aquila Life Sciences LLC, a consulting firm he founded in April 2008 focusing on pharmaceutical development and commercialization. Prior to this, he was Vice President of Clinical Development at Reliant Pharmaceuticals, which developed the omega-3 cardiovascular drug LOVAZA, and today is a wholly owned subsidiary of GlaxoSmithKline. He also served as Executive Director at Merck and Co., USA, President and Chief Executive Officer of WellGen and Senior Medical Director at Pfizer Inc., USA. Dr. Carter received his Medical Degree from the University of Witwatersrand, Johannesburg, along with a Master of Science degree in Sports Medicine from Trinity College, Dublin.

Jean-Marie (John) Canan

Mr. Canan is an accomplished business executive with over 34 years of strategic, business development and financial leadership experience. Mr. Canan recently retired from Merck & Co., Inc. where his last senior position was as Senior Vice-President, Global Controller, and Chief Accounting Officer for Merck from November 2009 to March 2014. He has managed all interactions with the audit committee of the Merck board of directors, while participating extensively with the main board and the compensation & benefits committee. Mr. Canan serves as a director of REV Group, a public company, where he chairs the audit committee and is the lead independent director. He also serves on the board of trustees of Angkor Hospital for Children Inc. Mr. Canan is a graduate of McGill University, Montreal, Canada, and is a Canadian Professional Accountant.

Donald Olds

Until May 2019, Mr. Olds was the President and Chief Executive Officer of the NEOMED Institute, a research and development organization dedicated to advancing Canadian research discoveries to commercial success. Prior to NEOMED, he was the Chief Operating Officer of Telesta Therapeutics Inc., a TSX-listed biotechnology company, where he was responsible for finance and investor relations, manufacturing operations, business development, human resources, and strategy. In 2016, he led the successful sale of Telesta to a larger public biotechnology company. Prior to Telesta, he was President and Chief Executive Officer of Presagia Corp., and Chief Financial Officer and Chief Operating Officer of Aegera Therapeutics, where he was responsible for clinical operations, business development, finance, and mergers and acquisitions. At both Telesta and Aegera, Mr. Olds was responsible for raising more than C$100 million in equity financing and leading regional and global licensing transactions with life sciences companies. Mr. Olds is currently lead director of Goodfood Market Corp, Chair of Aifred Health, lease director of Cannara Biotech Inc, and director of Presagia Corp. Since December 2019, Mr. Olds has also been the Chairman of the board of directors for Alfred Health Inc. He has extensive past corporate governance experience serving on the boards of private and public for-profit and not-for-profit organizations. He holds an MBA (Finance & Strategy) and M.Sc. (Renewable Resources) from McGill University.

Dr. Pierre Lemieux

Dr. Lemieux has been our Chief Operating Officer since April 12, 2010, and our Chief Scientific Officer since June 2018. Previously, Mr. Lemieux was CEO, Co-Founder and Chairman of BiolActis Inc. which he sold in 2009 to interests affiliated with the Nestlé multinational group. Mr. Lemieux joined Suprateck Pharma in 1999 as Director and Vice-President involved in the development of formulations for gene therapy on behalf of Rhone-Poulenc Rorer and Genzyme, which today are under the Sanofi banner. Prior to this, Mr. Lemieux was involved in the development of cardiovascular products at Angiotech Pharmaceuticals. Mr. Lemieux has a Ph.D. in biochemistry from Université Laval (Québec). He holds more than 16 patents and has authored over 50 publications. Mr. Lemieux’s research was conducted at Université Laval as well as at the anti-cancer center Paul Papin D’Angers (France) and the University of Nottingham (England). His research focused on ovarian cancer and its treatment with monoclonal antibodies used to target cancer drugs. After completing his graduate studies, Mr. Lemieux joined the Oncology division of the Center for Health Research, University of Texas. He obtained a postdoctoral fellowship from the Susan G. Komen Foundation (Breast Cancer). Mr. Lemieux has served on the boards of BioQuébec, Montreal in vivo and PharmaBio Development.

Brian Ford

Mr. Ford has been our CFO since September 24, 2021. Prior to joining Acasti, Mr. Ford served both publicly traded as well as privately owned organizations. Mr. Ford has been responsible for developing business recovery strategies, negotiating M&A transactions, as well as managing quarterly and yearly accounting reports. In 2017 Mr. Ford started his own consulting firm, Petersford Consulting, where he provided clients with finance and business risk services. From 2017 to 2020, through his consulting firm, Mr. Ford served as Chief Financial Officer and Senior Business Advisor at a private group of Ontario based medical clinics, including the largest chronic pain management practice in Canada. Prior to that, Mr. Ford served as Chief Financial Officer at Telesta Therapeutics. At Telesta Therapeutics, Mr. Ford helped develop a new business plan and was heavily involved in all capital transactions Mr. Ford began his career in 1982 at Ernst & Young, working his way to Principal, Business Risk Services, developing essential business plans that evaluated revenue and cost profiles supporting budget planning and understanding drivers of growth, specifically with healthcare companies. Additionally, at Ernst & Young, Mr. Ford participated in and often led teams in due diligence assignments in relation to mergers and acquisitions or the sale of a business, having extensive experience in developing financial forecasts, product and market valuation, and audits of critical accounting and processes. Mr. Ford holds a B.A. in Economics, History, and English from the University of Guelph and has a Graduate Diploma in Accounting from the University of McGill. Mr. Ford is a member of the Ontario Institute of Chartered Accountants.

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

The audit committee has direct communication channels with our management performing financial functions and our external auditor, to discuss and review such issues as the audit committee may deem appropriate. As of March 31, 2021, the audit committee was composed of Mr. Canan, as chairperson, Dr. Carter, and Mr. Olds. Each of Mr. Canan, Dr. Carter and Mr. Olds is “financially literate” and “independent” within the meaning of the Exchange Act. As of the date of this annual report, the composition of the audit committee remains the same as at March 31, 2021.

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

Our governance and human resources committee, or GHR committee, has authority to retain the services of independent compensation consultants to advise its members on executive and board compensation and related matters, and to determine the fees and the terms and conditions of the engagement of those consultants. During our fiscal year ended March 31, 2021, the GHR committee retained compensation consulting services from FW Cook to review our executive compensation programs, including base salary, short-term and long-term incentives, total cash compensation levels and total direct compensation of certain senior positions, against those of peer groups of similar and larger size, as measured by market capitalization, biotechnology and pharmaceutical companies listed or headquartered in North America. The consultants also reviewed board compensation, including advisory fees and equity incentives. All of the services provided by the consultants were provided to the GHR committee. The GHR committee assessed the independence of the consultants and concluded that its engagement of the consultants did not raise any conflict of interest with us or any of our directors or executive officers.

Compensation for our CEO was below the peer company median following FW Cook’s review during fiscal period 2020.

Use of Fixed and Variable Pay Components

Compensation of our named executive officers, or NEOs, is revised each year and has been structured to encourage and reward executive officers on the basis of short-term and long-term corporate performance. In the context of its analysis of compensation for our fiscal year ended March 31, 2021, the following components were examined by the GHR committee:

•	base salary;

•	short term incentive plan, consisting of a cash bonus;

•	long term incentive plan, consisting of stock options and equity incentive grants based on performance and/or time vesting conditions; and

•	other elements of compensation, consisting of group benefits and perquisites.

Base Salary

We intend to be competitive over time, with comparator companies and to attract and retain top talent. The GHR committee reviews compensation periodically to be sure that it meets this strategic imperative. Base salary is set to reflect an individual’s skills, experience, and contributions within a salary structure consistent with peer group data, and with our gender pay equity policy. Base salary structure is revised annually by the GHR committee as our financial and market conditions evolve.

Retention Agreements

In connection with our strategic review process and upon the recommendation of our Governance and Human Resources Committee, in October 2020 we entered into retention incentive agreements with Ms. Jan D’Alvise, our President and CEO, and Mr. Pierre Lemieux, our Chief Operating Officer (“COO”) and Chief Scientific Officer (the “Retention Agreements”).

The Retention Agreements provide that we will pay Ms. D’Alvise an employment retention incentive of $100,000 provided that she remains employed with the Corporation until the earlier of April 30, 2021, or the closing of a merger or like transaction with a third party. This amount is also payable by the Corporation to Ms. D’Alvise in the event of the termination of her employment without cause prior to the achievement of such milestones.

Mr. Lemieux was also awarded and paid a $25,000 retention bonus in April 2021.

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

Ms. D’Alvise, our CEO, is eligible for up to a 50% bonus of her annual base salary. Dr. Lemieux, our COO, is eligible for up to a 40% bonus of their annual base salary.

These performance goals will take into account the achievement of corporate milestones within timelines and budget and individual objectives determined annually by the board according to short-term priorities.

Long Term Incentive Plan (LITP)

The LTIP has been adopted as a reward and retention mechanism. Participation is determined annually at the discretion of the board. Employees approved by our board of directors may participate in our stock option plan, which is designed to align the long-term interests of participants with those of shareholders, in order to promote shareholder value. The GHR committee may also determine, in its sole discretion, ad hoc stock option awards to be granted to participants in order to address extraordinary situations. Awards at any level may be adjusted as necessary to maintain an equity burn rate and overhang similar to comparator companies. In addition to our stock option plan, the board is also empowered to grant ad hoc awards, from time to time, under our equity incentive plan to provide for a share-related mechanism to attract, retain and motivate qualified directors, senior employees, and consultants.

The GHR committee determines the number of stock options to be granted to a participant based on peer group data and taking into account corporate performance and the employee’s level in the organization. The LTIP calculation for NEOs is determined from both reviewing grant values and a dilution-based methodology that considers the annual grant rate as a percent of shares outstanding. The board did not award stock option grants for FY’21.

Our directors and executive officers are not permitted to purchase financial instruments, such as prepaid variable forward contracts, equity swaps, collars or units of exchange funds that are designed to hedge or offset a decrease in market value of equity securities granted as compensation or held, directly or indirectly, by the director or officer.

Share Ownership Guidelines

To further align the interests of our executives and board members with those of our other shareholders, the board has adopted share ownership guidelines. Under these guidelines, non-employee directors, the CEO, and other executives (i.e., CFO, COO, VPs) are required to retain and hold 50% of the shares acquired by them under any equity incentive award granted on or after June 7, 2017 (after subtracting shares sold to pay for option exercise costs, and relevant federal, state, and local taxes which are assumed to be at the highest marginal tax rates). In addition, the share retention rule applies unless the executive or non-employee director beneficially owns shares with a value at or in excess of the following share ownership guidelines:

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

Stock Option Plan

Our stock option plan was adopted by our board of directors on October 8, 2008, and has been amended from time to time, as most recently amended on September 30, 2020, and approved by shareholders on September 30, 2020. The grant of options is part of the long-term incentive component of executive and director compensation and an essential part of compensation. Qualified directors, employees and consultants may participate in our stock option plan, which is designed to encourage option holders to link their interests with those of our shareholders, in order to promote an increase in shareholder value. Awards and the determination of any exercise price are made by our board of directors, after recommendation by the GHR committee. Awards are established, among other things, according to the role and responsibilities associated with the participant’s position and his or her influence over appreciation in shareholder value. Any award grants a participant the right to purchase a certain number of common shares during a specified term in the future, after a vesting period and/or specific performance conditions, at an exercise price equal to at least 100% of the market price (as defined below) of our common shares on the grant date. The “market price” of common shares as of a particular date generally means the highest closing price per common share on the TSXV, NASDAQ, or any other exchange on which the common shares are listed from time to time, for the last preceding date on which there was a sale of common shares on that exchange (subject to certain exceptions set forth in the stock option plan in the event that we are no longer traded on any stock exchange). Previous awards may sometimes be taken into account when new awards are considered.

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

Options granted under the stock option plan are non-transferable and are subject to a minimum vesting period of 36 months for management, and 18 months for non-executive board members, in each case with gradual and equal vesting on no less than a quarterly basis. They are exercisable, subject to vesting and/or performance conditions, at a price equal to the highest closing price of the common shares on the TSXV, NASDAQ, or any other exchange on which the common shares are listed from time to time, on the day prior to the grant of such options. In addition, and unless otherwise provided for in the agreement between us and the holder, options will also lapse upon termination of employment or the end of the business relationship with us except that they may be exercised for 90 days after termination, ceasing to hold office or the end of the business relationship (30 days for investor relations services employees), in each case to the extent that they will have vested on such date of termination of employment, end of the business relationship or ceasing to hold office, as applicable, except in the case of death, disability or retirement where this period is extended to 12 months.

Subject to the approval of relevant regulatory authorities, including the TSXV, NASDAQ, if applicable, and compliance with any conditions attached to that approval (including, in certain circumstances, approval by disinterested shareholders) if applicable, the board of directors has the right to amend or terminate the stock option plan. However, unless option holders’ consent to the amendment or termination of the stock option plan in writing, any such amendment or termination of the stock option plan cannot affect the conditions of options that have already been granted and that have not been exercised under the stock option plan.

Options for common shares representing a fixed rate of 15% of our outstanding issued common shares as of August 26, 2020, may be granted by the board under the stock option plan. As of the date of this annual report, there were 14,533,881 common shares reserved for issuance under the stock option plan and 7,294,919 options outstanding under the stock option plan.

Equity Incentive Plan

On May 22, 2013, our equity incentive plan was adopted by the board in order to, among other things, provide us with a share-related mechanism to attract, retain and motivate qualified directors, employees and consultants. The adoption of the equity incentive plan was initially approved by shareholders at our 2013 Shareholders’ meeting held on June 27, 2013, and has been amended from time to time, as most recently amended on August 27, 2020, and approved by shareholders on September 30, 2020.

Eligible persons may participate in the equity incentive plan. “Eligible persons” under the equity incentive plan consist of any director, officer, employee, or consultant (as defined in the equity incentive plan) of our Company or a subsidiary who may participate in the equity incentive plan. A participant is an eligible person to whom an award has been granted under the equity incentive plan. The equity incentive plan provides us with the option to grant to eligible persons bonus shares, restricted shares, restricted share units, performance share units, deferred share units and other share-based awards.

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

Compensation Governance

Compensation of our executive officers and directors is recommended to the board of directors by the GHR committee. In its review process, the GHR committee informally reviews executive and corporate performance on a quarterly basis, with input from management. Annually, the GHR committee conducts a more formal review and assessment of executive and corporate performance. During the fiscal year ended March 31, 2021, the GHR committee was composed of the following members, each of whom is independent: Mr. Olds (Chairman), Dr. Carter, and Mr. Canan. The GHR committee establishes management compensation policies and oversees their general implementation. All members of the GHR committee have direct experience, which is relevant to their responsibilities as GHR committee members. All members are or have held senior executive or director roles within significant businesses in our industry, several also having public companies experience, and have a good financial understanding which allows them to assess the costs versus benefits of compensation plans. The GHR committee’s members combined experience in our sector provides them with a good understanding of our success factors and risks, which is very important when determining metrics for measuring success.

Risk management is a primary consideration of the GHR committee when implementing its compensation program. We do not believe that our compensation program results in unnecessary or inappropriate risk taking, including risks that are likely to have a material adverse effect on us. Payments of bonuses, if any, are not made unless performance goals are met.

For executives, more than half of their target compensation (base salary + target STIP awards + target LTIP awards) is considered “at risk”. We believe this mix results in a strong pay-for-performance relationship and alignment with shareholders and is competitive with other firms of comparable size in similar fields. The CEO (or any person acting in that capacity) makes recommendations to the GHR committee as to the compensation of our executive officers, other than herself for review and approval by the board. The GHR committee makes recommendations to the board of directors as to the compensation of the CEO, for approval. The CEO’s salary is based on comparable market consideration, and the GHR committee’s assessment of her performance, with regard to our financial performance, and progress in achieving key strategic business goals.

Qualitative factors beyond the quantitative financial metrics are also a key consideration in determination of individual executive compensation payments. How executives achieve their financial results and demonstrate leadership consistent with our values are key to individual compensation decisions.

Compensation Paid to Named Executive Officers

The following table sets forth the compensation information for our principal executive officers, and our most highly paid executive officers, during the fiscal years ended March 31, 2021, and 2020, respectively.

Name and	Year	Salary	Bonus ($)	Stock	Option	Nonequity	All Other	Total
Principal		($)		Awards	Awards	Incentive	Compensation	Compensation
Position				($)	($)(1) (2)	Plans	($)	($)
						($)
Jan D’Alvise	March 31, 2021	428,040	-	-	-	-	-	428,040
President and CEO	March 31, 2020	410,703	154,781	-	1,620,863	-	-	2,186,347
Pierre Lemieux	March 31, 2021	276,377	-	-	-	-	-	276,377
COO	March 31, 2020	264,128	80,018	-	603,458	-	-	947,604
Brian Ford[3]	March 31, 2021	190,605	-	-	-	-	-	190,605
CFO	March 31, 2020	-	-	-	-	-	-	-
Brian Groch[4]	March 31, 2021	229,680	-	-	-	-	-	229,680
Former CCO	March 31, 2020	289,615	87,000	-	357,461	-	-	734,106

___________________________

Notes:

(1) The fair value of stock options is estimated at the grant date using the Black-Scholes option pricing model. This model requires the input of a number of parameters, including share price, share exercise price, expected share price volatility, expected time until exercise and risk-free interest rates. Although the assumptions used reflect management’s best estimates, they involve inherent uncertainties based on market conditions generally outside of our control

(2) The fair value of the option-based awards granted on March 31, 2020, was CAD$0.41.

(3) Mr.Ford was appointed our CFO September 24, 2020.

(4) Departure of Brian Groch, Chief Commercial Officer, from his position with the Corporation effective December 31, 2020

Outstanding Equity Awards at March 31, 2021

The following tables provide information about the number and value of the outstanding option-based awards held by the NEOs as of March 31, 2021.

	Option awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($) (1)	Option expiration date
	525,000	–	–	$1.56	May 12, 2023
	258,000	–	–	$1.77	June 14, 2027
Jan D’Alvise	172,000	–	–	$1.77	June 14, 2027
	830,000	75,521	75,521	$0.77	July 2, 2028
	150,733	75,367	75,367	$1.28	April 15, 2029
	514,600	257,300	275,300	$1.28	April 15, 2029
	445,500	890,000	890,000	$0.53	March 31, 2030
	16,900	–	–	$4.50	June 1, 2022
	31,400	–	–	$1.99	May 30, 2023
	50,000	–	–	$1.65	February 24, 2027
Pierre Lemieux	93,000	–	–	$1.77	June 14, 2027
	62,000	–	–	$1.77	June 14, 2027
	335,055	30,460	30,460	$0.77	July 2, 2028
	52,867	59,475	59,475	$1.28	April 15, 2029
	180,467	203,025	203,025	$1.28	April 15, 2029
	195,667	587,000	587,000	$0.53	March 31, 2030

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

Pierre Lemieux, COO

On September 26, 2017, we entered into an executive employment agreement with Dr. Lemieux. Pursuant to his executive employment agreement, Dr. Lemieux’s annual base salary was set at CAD$253,700 and he is eligible to receive annual performance bonuses of up to 40% of his annual base salary. In accordance with the terms and provisions of the executive employment agreement we entered into with Dr. Lemieux, we may terminate the executive’s employment at any time for “good and sufficient cause”, as defined in the employment agreement, without notice or severance. We may terminate the executive’s employment at any time without cause or upon a change of control, as defined in our Stock Option Plan, by providing the executive with thirty days’ notice of termination and payment equal to twelve months’ base salary plus any bonus payable. The executive may decide to resign from employment and must provide us with at least sixty days' advance written notice. The executive may decide to terminate employment with “good reason”, as defined in the employment agreement, and we are required to make payment equal to twelve months of base salary.

Brian Ford, CFO

On September 14, 2021, we entered into a consulting agreement with PFC Business Advisory Services Inc., an entity through which Mr. Ford provides consulting services (the “Consulting Agreement”). The Consulting Agreement provides, among other things, that Mr. Ford will serve as a non-employee Chief Financial Officer on a full-time basis, in exchange for a fee of CAD$36,000 per month. There is no arrangement or understanding between Mr. Ford and any other persons pursuant to which Mr. Ford was selected as an officer.

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

The total compensation for our non-executive directors during fiscal year ended March 31, 2021, was as follows:

Name	Fees earned or	Stock	Option	Non-equity incentive plan	Nonqualified deferred compensation	All other
	paid in cash	awards	awards	compensation	earnings	compensation	Total
	($)	($)	($)	($)	($)	($)	($)
Roderick N. Carter	106,500	–	-	–	–	–	106,500

Jean-Marie (John) Canan	84,000	–	-	–	–	–	84,000

Donald Olds	81,500	–	-	–	–	–	81,500

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Equity Compensation Plan Information

The following table sets forth certain information regarding the Company’s equity compensation plans as of March 31, 2021:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (Stock Option Plan)(1):	7,294,919	CAD$1.04	6,896,271
Equity compensation plans approved by security holders (Equity Incentive Plan)(2):	–	$–	–
Equity compensation plans not approved by security holders (Stock Option Plan):	–	$–	–
Equity compensation plans not approved by security holders (Equity Incentive Plan):	–	$–	–
Total	7,294,919	CAD$1.04	6,896,271

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

Security ownership of certain beneficial owners

The following table sets forth certain information regarding beneficial ownership of our common shares as of May 31, 2021, by each director and the executive officer identified above, and all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. All common shares are common shares with the same voting rights.

For the purposes of calculating percent ownership, as of May 31, 2021, 208,375,505 common shares were issued and outstanding, and, for any individual who beneficially owns shares represented by options exercisable within sixty days of May 31, 2021, these shares are treated as if outstanding for that person, but not for any other person.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Common Shares
Jan D’Alvise	2,948,560 (2)	1.4%
Roderick N. Carter	505,577 (3)	*
Jean-Marie (John) Canan	383,983 (4)	*
Donald Olds	226,200 (5)	*
Pierre Lemieux	1,024,353 (7)	*
Directors and officers as a group (5 persons)	3,392,655	2.4%

____________

* Less than 1%.

Notes:

(1) Unless otherwise indicated, the address of each of the executive officers and directors named above is 3009 boul. de la Concorde East, Suite 102, Laval, Québec, Canada H7E 2B5

(2) Includes 2,896,060 common shares that Jan D’Alvise may acquire through the exercise of share options within 60 days hereof.

(3) Includes 505,577 common shares that Roderick N. Carter may acquire through the exercise of share options within 60 days hereof.

(4) Includes 283,983 common shares that Jean-Marie (John) Canan may acquire through the exercise of share options within 60 days hereof.

(5) Includes 188,200 common shares that Donald Olds may acquire through the exercise of share options within 60 days hereof. Includes 38,000 common shares held and controlled by Mr. Olds’ spouse, Ofra Aslan.

(7) Includes 1,017,356 common shares that Pierre Lemieux may acquire through the exercise of share options within 60 days hereof.

To the best of our knowledge, there are no beneficial owners of 5% or more of any class of our voting securities.

Changes in Control

There existed no change in control arrangements at March 31, 2021.

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

Independent Directors

The board of directors determined that Mr. Canan, Dr. Carter, and Mr. Olds are independent within the meaning of NI 52-110 and NASDAQ Stock Market rules.

Directors Who are Not Independent

The board of directors determined that Ms. D’Alvise is not independent within the meaning of NI 52-110 and NASDAQ Stock Market rules given that she is our President and Chief Executive Officer.

During the fiscal year ended March 31, 2021, the board of directors held 3 special meetings for independent directors.

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

Position Descriptions

Written position description has been approved for the chairs of each committee of the board of directors. The primary role and responsibility of the chair of each committee of the board of directors is to: (i) in general, ensure that the committee fulfills its mandate, as determined by the board of directors and in accordance with the committee’s charter; (ii) chair meetings of the committee; (iii) report to the board of directors; and (iv) act as liaison between the committee and the board of directors and our management.

The board of directors has adopted a written position description for the chairman of the board of directors.

Chairman of the Board

The chairman of the board of directors is responsible for leading the board to fulfill its duties under the board’s mandate as independent of management and acting as an advisor to the chief executive officer.

The chairman’s duties include, but are not limited to, setting meeting agendas, approving, and supervising management’s progress towards achieving strategic goals, chairing meetings and working with the respective committee and management to ensure, to the greatest extent possible, the effective functioning of the committee and the board of directors. The chairman must oversee that the relationship between the board of directors, management of the Company, the Company’s shareholders and other stakeholders are effective, efficient, and further to the best interests of the Company.

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

Since the adoption of the Code of Conduct and the following policies, the board of directors actively monitors compliance with the Code Conduct and promotes a business environment where employees are encouraged to report malfeasance, irregularities, and other concerns. The Code of Conduct provides for specific procedures for reporting non-compliant practices in a manner which, in the opinion of the board of directors, encourages and promotes a culture of ethical business conduct.

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

Nomination of Directors

The board of directors receives recommendations from the GHR committee, but retains responsibility for managing its own affairs by, among other things, giving its approval for the composition and size of the board of directors, and the selection of candidates nominated for election to the board of directors. The GHR committee initially evaluates candidates for nomination for election as directors, having regard to the background, employment, and qualifications of possible candidates.

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

The GHR committee has the responsibility of evaluating the compensation, performance incentives as well as the benefits granted to our upper management in accordance with their responsibilities and performance as well as to recommend the necessary adjustments to our board of directors. The GHR committee also reviews the amount and method of compensation granted to the directors. The GHR committee may retain an external firm in order to assist it during the execution of its mandate. The GHR committee considers time commitment, comparative fees, and responsibilities in determining compensation.

The GHR committee is composed of independent members within the meaning of NI 52-110 and NASDAQ Stock Exchange rules, namely Mr. Olds, Dr. Carter, and Mr. Canan.

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

Rather than considering the level of representation of women for directorship and executive officer positions when making board or executive officer appointments, we consider all candidates based on their merit and qualifications relevant to the specific role. While we recognize the benefits of diversity at all levels within its organization, we do not currently have any targets, rules or formal policies that specifically require the identification, consideration, nomination, or appointment of candidates for directorship or executive management positions or that would otherwise force the composition of our board of directors and executive management team. Currently, we have one women director who is also our CEO.

Item 14.	Principal Accounting Fees and Services

Audit Fees

“Audit fees” consist of fees for professional services for the audit of our annual financial statements, interim reviews, and fees related to securities filings. Audit fees for KPMG LLP, our external auditors are CAD $364,870 for the fiscal year ended March 31, 2021, and CAD $308,160 for the fiscal year ended March 31, 2020. Audit fees for the fiscal year ended March 31, 2021, include fees related to securities filings.

Audit-Related Fees

“Audit-related fees” consist of fees for professional services that are reasonably related to the performance of the audit or review of our financial statements, and which are not reported under “Audit Fees” above. KPMG LLP billed CAD nil for the fiscal year ended March 31, 2021, and CAD $82,390 for the fiscal year ended March 31, 2020. Audit-Related fees for the fiscal year ended March 31, 2020, include fees related to securities filings.

Tax Fees

“Tax fees” consist of fees for professional services for tax compliance, tax advice and tax planning. KPMG LLP billed CAD $42,067 for tax fees for fiscal year ended March 31, 2021, and CAD $46,660 for tax fees for fiscal year ended March 31, 2020. Tax fees include, but are not limited to, preparation of tax returns.

All Other Fees

“Other fees” include all other fees billed for professional services other than those mentioned hereinabove. KPMG LLP billed no fees under this category for the fiscal years ended March 31, 2021, and March 31, 2020.

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

2.1

Agreement and Plan of Merger, dated as of May 7, 2021, among Acasti Pharma Inc., Grace Therapeutics Inc. and Acasti Pharma U.S., Inc. (incorporated by reference to Exhibit 2.1 of from Form 8-K (File No. 001-35776  ) filed with the Commission on May 7, 2021)

3.1	Articles of Incorporation (incorporated by reference to Exhibit 4.1 from Form S-8 (File No. 333-191383) filed with the Commission on September 25, 2013)

3.2	Amended and Restated General By-Law (incorporated by reference to Exhibit 99.1 from Form 6-K (File No. 001-35776) filed with the Commission on February 21, 2017)

3.3	Advance Notice bylaw No. 2013-1 (incorporated by reference to Exhibit 4.3 from Form S-8 (File No. 333-191383) filed with the Commission on September 25, 2013)

4.1	Specimen Certificate for Common Shares of Acasti Pharma Inc. (incorporated by reference to Exhibit 2.1 from Form 20-F (File No. 001-35776) filed with the Commission on June 6, 2014)

4.2	Warrant Indenture dated December 3, 2013 between Acasti Pharma Inc. and Computershare Trust Company of Canada (incorporated by reference to Exhibit 99.1 from Form 6-K (File No. 001-35776) filed with the Commission on December 3, 2013)

4.3	Warrant Indenture dated February 21, 2017 between Acasti Pharma Inc. and Computershare Trust Company of Canada (incorporated by reference to Exhibit 2.3 from Form 20-F (File No. 001-35776) filed with the Commission on June 27, 2017)

4.4	Warrant Agency Agreement dated December 27, 2017 between Acasti Pharma Inc. and Computershare Inc. and its wholly-owned subsidiary, Computershare Trust Company N.A. (incorporated by reference to Exhibit 2.4 from Form 20-F (File No. 001-35776) filed with the Commission on June 29, 2018)

4.5	Amended and Restated Warrant Indenture dated May 10, 2018 between Acasti Pharma Inc. and Computershare Trust Company of Canada (incorporated by reference to Exhibit 2.5 from Form 20-F (File No. 001-35776) filed with the Commission on June 29, 2018)

10.1	Prepayment Agreement, dated December 4, 2012, between Neptune Technologies & Bioressources Inc. and Acasti Pharma Inc. (incorporated by reference to Exhibit 99.1 from Form 6-K (File No. 001-35776) filed with the Commission on October 29, 2013)

10.2	Acasti Pharma Inc., Equity Incentive Plan, as amended August 27, 2020.

10.3	Acasti Pharma Inc., Stock Option Plan, as amended August 27, 2020.

10.4	Employment Agreement with Jan D’Alvise, dated May 11, 2015 (incorporated by reference to Exhibit 10.6 from Form F-1 (File No. 333-220755) filed with the SEC on September 29, 2017)

10.5	Employment Agreement with Pierre Lemieux, dated September 26, 2017 (incorporated by reference to Exhibit 10.7 from Form F-1 (File No. 333-220755) filed with the SEC on September 29, 2017)

10.6	Independent contractor agreement with PFC Business Advisory Services Inc. dated September 14, 2020, and amended March 15, 2021, and June 16, 2021.

10.7	Amended and Restated Sales Agreement, dated June 29, 2020, by and among Acasti Pharma Inc., B. Riley FBR, Inc. and Oppenheimer & Co. Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.2 from Form S-3 (File No. 333-239538) filed with the Commission on June 29, 2020)

10.8	Retention agreement, dated October 27, 2020, between Acasti Pharma Inc. and Jan D’Alvise (incorporated by reference to Exhibit 10.2 from the quarterly report on Form 10-Q filed with the Commission on November 16, 2020)

10.9

Retention agreement, dated October 29, 2020 between Acasti Pharma Inc. and Pierre Lemieux (incorporated by reference to Exhibit 10.3 from the quarterly report on Form 10-Q filed with the Commission on November 16, 2020)

23.1	Consent of KPMG LLP, an Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 22, 2021

ACASTI PHARMA INC.

By:	/s/ Janelle D’Alvise
Name: Janelle D’Alvise
Title: President and Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Janelle D’Alvise	President and Chief Executive Officer and Director	June 22, 2021
Janelle D’Alvise	(Principal Executive Officer)

/s/ Brian Ford	Chief Financial Officer	June 22, 2021
Brian Ford	(Principal Financial Officer and Principal Accounting Officer)

/s/ Dr. Roderick N. Carter	Director	June 22, 2021
Dr. Roderick N. Carter

/s/ Jean-Marie (John) Canan	Director	June 22, 2021
Jean-Marie (John) Canan

/s/ Donald Olds	Director	June 22, 2021
Donald Olds

Consolidated Financial Statements of

Acasti pharma inc.

For the years ended March 31, 2021 and 2020

F-1

Acasti pharma inc.
Consolidated Financial Statements

For the years ended March 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors Acasti Pharma Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Acasti Pharma Inc. (the "Company") as of March 31, 2021 and 2020, the related consolidated statements of loss, comprehensive loss, shareholders’ equity, and cash flows for the years ended March 31, 2021 and 2020, and the related notes (collectively, the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2021 and 2020, and the consolidated results of its operations and its consolidated cash flows for the years ended March 31, 2021 and 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as the Company’s auditor since 2009.

Montréal, Québec

June 22, 2021

Acasti pharma inc.
Consolidated Balance Sheets

		March 31, 2021		March 31, 2020
(Expressed in thousands of U.S. dollars except share data)
	Notes	$		$

Assets

Current assets:
Cash and cash equivalents		50,942		14,240
Short- term investments	5	9,789		-
Receivables	4	530		546
Assets held for sale	7	768		2,578
Deferred financing costs	12(b)	-		121
Prepaid expenses		343		977
Total current assets		62,372		18,462

Right of Use Asset		86		147
Intangible assets	6		-	4,244
Total assets		62,458		22,853

Liabilities and Shareholders’ equity
Current liabilities:
Trade and other payables	9	1,493		7,319
Lease liability		86		76
Total current liabilities		1,579		7,395

Derivative warrant liabilities	10, 12(b)	5,219		2,393
Lease Liability		-		71

Total liabilities		6,798		9,859

Shareholders’ Equity:
Common shares	12	197,194		137,424
Additional paid-in capital	12	10,817		9,797
Accumulated other comprehensive loss		(6,333)		(7,887)
Accumulated deficit		(146,018)		(126,340)
Total Shareholder’s equity		55,660		12,994

Commitments and contingencies	20
Total liabilities and shareholders’ equity		62,458		22,853

The accompanying notes are an integral part of these consolidated financial statements

ACASTI PHARMA INC.
Consolidated Statements of Loss and Comprehensive Loss

		Year ended	Year ended
		March 31, 2021	March 31, 2020

(Expressed in thousands of U.S. dollars except share data)	Notes	$	$

Revenues
Revenues from product sales	13	196	-

Operating Expenses
Cost of sales of products		(76)	-
Research and development expenses, net of government assistance	8	(4,173)	(15,974)
General and administrative expenses		(5,521)	(5,799)
Sales and marketing		(1,142)	(2,665)
Impairment of Intangible assets	6	(3,706)	-
Impairment of Equipment	7	(1,584)	-
Impairment of Other assets and prepaid	7	(413)	-
Loss from operating activities		(16,419)	(24,438)

Financial Expenses	14	(3,259)	(1,075)

Net loss and total comprehensive loss		(19,678)	(25,513)

Basic and diluted loss per share	16	(0.17)	(0.30)

Weighted average number of shares outstanding		118,625,833	84,581,764

The accompanying notes are an integral part of these consolidated financial statements

Acasti pharma inc.
Consolidated Statements of Changes in Shareholders’ Equity
(Expressed in thousands of U.S. dollars except share data)
		Common Shares
	Notes	Number	Dollar $	Additional Paid-in Capital $	Accumulated other comprehensive loss $	Deficit $	Total $
Balance, March 31, 2020		90,209,449	137,424	9,797	(7,887)	(126,340)	12,994
Net loss and total comprehensive loss for the period		-	-	-	-	(19,678)	(19,678)
Cumulative translation adjustment		-	-	-	1,554	-	1,554
Warrants exercised	10, 14	222,975	274	(91)	-	-	183
Net proceeds from shares issued under the at-the-market (ATM) program	12(b)	117,724,769	59,336	-	-	-	59,336
Stock based compensation		218,356	160	1,111	-	-	1,271
Balance at March 31, 2021		208,375,549	197,194	10,817	(6,333)	(146,018)	55,660

		Common Shares
	Notes	Number	Dollar $	Additional Paid-in Capital $	Accumulated other comprehensive loss $	Deficit $	Total $
Balance, March 31, 2019	2, 20	78,132,734	110,857	8,150	(7,135)	(100,827)	11,045
Net loss and total comprehensive loss for the period		-	-	-	-	(25,513)	(25,513)
Cumulative translation adjustment		-	-	-	(752)	-	(752)
Warrants exercised	10, 14	7,056,103	18,810	(262)	-	-	18,548
Net proceeds from shares issued under the at-the-market (ATM) program	12(b)	4,065,986	6,941	-	-	-	6,941
Shares issued as a settlement		900,000	738	-	-	-	738
Stock based compensation		54,626	78	1,909	-	-	1,987
Balance at March 31, 2020		90,209,449	137,424	9,797	(7,887)	(126,340)	12,994

The accompanying notes are an integral part of these consolidated financial statements

Acasti pharma inc.

Consolidated Statements of Cash Flows

		Year Ended		Year Ended
(Expressed in thousands of U.S. dollars except share data)		March 31, 2021		March 31, 2020
	Notes	$		$
Cash flows used in operating activities:
Net loss for the year		(19,678)		(25,513)
Adjustments:
Amortization of intangible assets	6	781		1,910
Depreciation of equipment	7	143		410
Impairment of intangible assets	6	3,706		-
Impairment of Equipment	7	1,584		-
Impairment of other assets and prepaids	7	413		-
Stock-based compensation expense	15	1,174		1,953
Change in fair value of warrant liabilities	10	2,426		1,116
Accretion of interest on convertible debenture		-		145
Write off-of deferred financing costs of at-the-market (ATM) program		264		-
Unrealized exchange loss		814		246
Changes in non-cash working capital items	17	(5,971)		(2,993)
Changes in other assets		25		(225)
Net cash used in operating activities		(14,319)		(22,951)

Cash flows from (used in) investing activities:
Acquisition of equipment	7	(69)		(319)
Acquisition of short-term investments		(9,810)		(1,923)
Maturity of short-term investments		21		10,380
Net cash from (used in) investing activities		(9,858)		8,138

Cash flows from (used in) financing activities:
Net proceeds from shares issued under the at-the-market (ATM) program		59,332		6,981
Deferred financing costs		(14	3)	7
Proceeds from exercise of warrants		183		7,706
Proceeds from exercise of stock options		118		45
Payment of convertible debenture		-		(1,556)
Net cash from financing activities		59,490		13,183

Effect of exchange rate fluctuations on cash and cash equivalents		6,329		(254)
Translation effect on cash and cash equivalents related to reporting currency		(4,940)		(747)

Net (decrease) increase in cash and cash equivalents		36,702		(2,631)

Cash and cash equivalents, beginning of year		14,240		16,871
Cash and cash equivalents, end of year		50,942		14,240
Cash and cash equivalents are comprised of:
Cash		38,406		4,869
Cash equivalents		12,536		9,371

Acasti pharma inc.

Notes to the Consolidated Financial Statements

(Expressed in thousands of U.S. dollars except share data)

1.	Nature of Operations

Acasti Pharma Inc. (“Acasti” or the “Corporation”) is incorporated under the Business Corporations Act (Québec) (formerly Part 1A of the Companies Act (Québec)). The Corporation is domiciled in Canada and its registered office is located at 3009 boul. de la Concorde East, Suite 102, Laval, Québec, Canada H7E 2B5. In December 2019, Acasti incorporated a new wholly owned subsidiary named Acasti Innovation AG (“AIAG”) under the laws of Switzerland for the purpose of future development of the Corporation’s intellectual property.

In January 2020 and August 2020, the Corporation released Phase 3 clinical study results for the Corporation’s lead drug candidate, CaPre. The TRILOGY studies did not to meet the primary endpoint resulted in the Corporation making a decision not to proceed with a filing of an NDA with the FDA. With the completion of the TRILOGY studies research and development activities and expenses were reduced.

In September 2020, the Corporation commenced a formal process to explore and evaluate strategic alternatives to enhance shareholder value. Towards this end, the Corporation has engaged a financial advisor to assist in the process. The Corporation has also greatly reduced its commercial activities including a reduction in workforce to reduce operating expenses, while it evaluates these opportunities. In addition, the equipment and other assets are classified as held for resale as they are expected to be sold.

In May 2021 (note 21), the Corporation announced a definitive agreement to acquire Grace Therapeutics Inc. a privately held emerging biopharmaceutical company focused on developing innovative drug delivery technologies for the treatment of rare and orphan diseases. Subject to the completion of the Proposed Transaction, the Corporation will acquire Grace’s pipeline of drug candidates. The Proposed Transaction has been approved by the boards of directors of both companies and is supported by Grace’s shareholders through voting and lock-up agreements with the Corporation. The transaction remains subject to approval of Acasti stockholders, as well as applicable stock exchanges. The Corporation remains subject to a number of risks similar to other companies in the biotechnology industry, including compliance with government regulations, protection of proprietary technology, dependence on third parties and product liability.

2.	Summary of significant accounting policies

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

The Corporation has incurred operating losses and negative cash flows from operations since its inception. In prior years there was substantial doubt regarding the Corporation’s ability to realize its assets and discharge its liabilities and commitments in the ordinary course of business. During year ended March 31, 2021, the Corporation has raised net proceeds of $59.3 million under the ATM program. The Corporation’s assets as at March 31, 2021 include cash and cash equivalents and short-term investments totaling $60.7 million. The Corporation’s current liabilities total $1.6 million as at March 31, 2021 and are comprised primarily of amounts due to or accrued for creditors.

Acasti pharma inc.

Notes to the Consolidated Financial Statements

(Expressed in thousands of U.S. dollars except share data)

2.	Summary of significant accounting policies (continued):

The Corporation’s ability to continue as a going concern is dependent upon its ability to achieve a successful strategic alternative and ultimately generate cashflows to meet its obligations. To date, the Corporation has financed its operations primarily through public offerings of common shares, private placements, and the proceeds from research tax credits, and will require additional financing in the future. Refer to note 21 Subsequent Events regarding the Corporation’s agreement to acquire Grace Therapeutics Inc. There is no assurance that a strategic transaction will be consummated as such transaction is not within the Corporation’s control. As a result of the Corporation’s current liquidity profile, the reduction of operating expenses and limited liabilities management has assessed that substantial doubt no longer exists regarding its ability to continue as a going concern for one year from the issuance date of these financial statements.

Significant accounting policies, estimates and judgments:

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income, and expenses. Actual results may differ from these estimates.

Estimates are based on management’s best knowledge of current events and actions that management may undertake in the future. Estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.

Estimates and assumptions include the measurement of derivative warrant liabilities (note 10) and stock-based compensation (note 15)) and impairment of intangibles and assets held for sale (notes 6 and 7) and the take-or-pay contract (note 20(a)). Estimates and assumptions are also involved in measuring the accrual of services rendered with respect to research and developments expenditures at each reporting date, are determining which research and development expenses qualify for research and development tax credits and in what amounts. The Corporation recognizes the tax credits once it has reasonable assurance that they will be realized. Recorded tax credits are subject to review and approval by tax authorities and, therefore, could be different from the amounts recorded.

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

Cash and Cash Equivalents:

Cash and cash equivalents comprise cash balances and highly liquid investments purchased with original maturities of three months or less. Cash and cash equivalents consist of term deposits held at the bank and recorded at cost, which approximates fair value.

Investments:

The Corporation’s investments consist of term deposits and are classified as held-to-maturity securities. These investments are recorded at amortized cost. Investments with original maturities exceeding three months and less than one year are categorized as short-term.

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

Assets held for sale:

Assets that are classified as held for sale are measured at the lower of their carrying amount or fair value less expected selling costs (“estimated selling price”) with a loss recognized to the extent that the carrying amount exceeds the estimated selling price. The classification is applicable at the date upon which the sale of assets is probable, and the assets are available for immediate sale in their present condition. Assets once classified as held for sale, are not subject to depreciation or amortization and both the assets and any liabilities directly associated with the assets held for sale are classified as current in the Corporation’s Consolidated Balance Sheets. Subsequent changes to the estimated selling price of assets held for sale are recorded as gains or losses to the Consolidated Statements of Income wherein the recognition of subsequent gains is limited to the cumulative loss previously recognized.

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

Research and Development Costs

Research and developments expenditures are expensed as incurred. These costs primarily consist of employees’ salaries and benefits related to research and development activities, contractors and consultants that conduct the Corporation’s clinical trials, independent auditors and consultants to perform investigation activities on behalf of the Corporation, laboratory material and small equipment, clinical trial materials, stock-based compensation expense, and other non-clinical costs and regulatory fees. Advance payments for goods and services that will be used in future research and development are recognized in prepaids or other assets and are expensed when the services are performed, or the goods are used.

Acasti pharma inc.

Notes to the Consolidated Financial Statements

(Expressed in thousands of U.S. dollars except share data)

2.	Summary of significant accounting policies (continued):

Impairment of Long-Lived Assets:

The Corporation reviews the recoverability of its long-lived assets whenever events or changes in circumstances indicate that it is carrying amount may not be recoverable. The carrying amount is first compared with the undiscounted cash flows. If the carrying amount is higher than the sum of undiscounted cash flows, then the Corporation determines the fair value of the underlying asset group. Any impairment loss to be recognized is measured as the difference by which the carrying amount of the asset group exceeds the estimated fair value of the asset group. An impairment of $5,703 was recognized in the year ended March 31, 2021, and nil in the year ended March 31, 2020.

Stock based compensation:

The Corporation has in place a stock option plan for directors, officers, employees, and consultants of the Corporation, with grants under the stock option plan approved by the Corporation’s Board of Directors. The plan provides for the granting of options to purchase Common Shares and the exercise price of each option equals the closing trading price of Common Shares on the day prior to the grant. The terms and conditions for acquiring and exercising options are set by the Corporation’s Board of Directors in accordance with and subject to the terms and conditions of the stock option plan. The Corporation measures the cost of such awards based on the fair value of the award at grant date, net of estimated forfeiture, and recognizes stock-based compensation expense in the Consolidated Statements of Loss and Comprehensive Loss on a graded vesting basis over the requisite service period. The requisite service period equals the vesting periods of the awards. The fair value of options is estimated for each tranche of an award that vests on a graded basis. The fair value of options is estimated using the Black-Scholes option pricing model, which uses various inputs including estimated fair value of the Common Shares at the grant date, expected term, estimated volatility, risk-free interest rate and expected dividend yields of the Common Shares. The Corporation applies an estimated forfeiture rate derived from historical employee termination behaviour. If the actual forfeitures differ from those estimated by management, adjustment to compensation expense may be required in future periods.

Non-employee stock-based compensation transactions in which the Corporation receives goods or services as consideration for its own equity instruments are accounted for as stock-based compensation transactions. The Corporation establishes the fair value at the grant date for non-employee awards and measures the fair value based on the fair value of equity instruments issued. The fair value of a non-employee award is estimated using the Black-Scholes option pricing model, which uses various inputs including estimated fair value of the Common Shares at the grant date, contractual term, estimated volatility, risk-free interest rate and expected dividend yields of the Common Shares.

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

The Corporation has elected not to recognize leases with an original term of one year or less on the balance sheet. The Corporation typically only includes an initial lease term in its assessment of a lease arrangement. Options to renew a lease are not included in the Corporation’s assessment unless there is reasonable certainty that the Corporation will renew. In the year ended March 31, 2020, the Corporation modified the lease for its lab facility and recognized a right of use asset and a corresponding lease liability of $147. The new lease is for a two-year term, and it was discounted using an incremental borrowing rate of 8%. The undiscounted obligation is $80 per year. The Corporation’s lease expense is recognized in research and development expenses.

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

Segment reporting:

An operating segment is a component of the Corporation that engages in business activities from which it may earn revenues and incur expenses. The Corporation has one reportable operating segment: the development and commercialization of pharmaceutical applications of its patent portfolio and licensed rights for cardiovascular diseases. The majority of the Corporation’s assets are located in Canada, while one major production unit, with a carrying value of $156 (March 31, 2020 - $1,510), is located in France at a third-party contract manufacturing facility.

Convertible Debentures:

The unsecured convertible debentures that existed in the financial statements for the year ended March 31, 2020, were fully paid at maturity in February 2020. The unsecured convertible debentures could have been converted to Common Shares at the option of the holder, and the number of shares to be issued was fixed. The embedded conversion option in the convertible debentures meet the criteria to not be separately accounted for as a derivative. The convertible debentures were separated into liability and equity components. The liability component was recognized initially at the fair value of a similar liability that does not have an equity conversion option. The equity component was recognized initially as the difference between the fair value of the financial instrument as a whole and the fair value of the liability component. Any directly attributable transaction costs were allocated to the liability and equity components in proportion to their initial carrying amounts. Subsequent to initial recognition, the liability component was measured at amortized cost using the effective interest method. The equity component of the convertible debt was not remeasured subsequent to initial recognition.

Derivative financial instruments:

The Corporation has issued warrants of which some are accounted for as liability-classified derivatives over its own equity. Derivatives are recognized initially at fair value; attributable transaction costs are recognized in profit and loss as incurred. Subsequent to initial recognition, derivatives are measured at fair value, and all changes in their fair value are recognized immediately in profit or loss as a component of financial expenses.

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

The Corporation has determined that the carrying values of its short-term financial assets and liabilities (cash and cash equivalents, short-term investments and trade and other payables) approximate their fair value given the short-term nature of these instruments. The Corporation measured its derivative warrant liabilities at fair value on a recurring basis using level 3 inputs.

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

Acasti pharma inc.

Notes to the Consolidated Financial Statements

(Expressed in thousands of U.S. dollars except share data)

4.	Receivables:

		March 31, 2021	March 31, 2020
	Notes	$	$
Sales tax receivables		160	301
Government assistance	8	339	209
Interest receivable		13	11
Other receivables		18	25
Total receivables		530	546

5.	Short-term Investments:

The Corporation holds various marketable securities with maturities greater than 3 months at the time of purchase as follows:

	March 31, 2021	March 31, 2020
	$	$

Term deposits issued in US currency earning interest at ranges between 0.23% and 0.40% and maturing on various dates from June 22, 2021 to July 27, 2021	7,542	-
Term deposits issued in CAD currency earning interest at ranges between 0.58% and 0.67% and maturing on various dates from April 16, 2021 to July 27, 2021	2,247	-
Total investments	9,789	-

Short-term investments	9,789	-
Investments	-	-

6.	Impairment loss Intangible assets:

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

In assessing the magnitude of any impairment of the license the Corporation considered all available evidence including i) significant adverse impact from business climate due to Phase 3 clinical programs failure to meet its primary endpoints, and the resulting decision to not file an NDA to obtain FDA approval for CaPre, and the resulting internal forecasts that no cash flows from the use of the license was possible, and (ii) management’s estimate that a market place participant would place minimal to no value on the license if it were to be sold on its own or in combination with other assets, recognized or not, which is a level 3 measurement in the fair value hierarchy which included unobservable inputs. Accordingly, an impairment loss of $3,706 was recognized in the second quarter of the year ended March 31, 2021, which represents the totality of the intangible assets net book value prior to the impairment trigger. For the year ended March 31, 2021, amortization expense, prior to the impairment was $781 (2020 - $1,910) and was included in research and development expenses.

Acasti pharma inc.

Notes to the Consolidated Financial Statements

(Expressed in thousands of U.S. dollars except share data)

7.	Assets held for sale:

During the period the Corporation committed to a plan and is actively marketing for sale Other assets and Equipment and has met the criteria for classification of assets held for sale:

	March 31, 2021	March 31, 2020
	$	$
Other assets	387	668
Equipment	381	1,910
	768	2,578

a.	Other assets

Other assets represent krill oil (RKO) held by the Corporation that was expected to be used in the conduct of R&D activities and commercial inventory scale up related to the development and commercialization of the CaPre drug. Given that the development of CaPre will no longer be pursued, the Corporation is expected to sell this reserve. The other asset is being recorded at the fair value less costs to sell, which has resulted in an impairment loss of $413. Management’s estimate of the fair value of the RKO less cost -to sell, is based primarily on estimated market prices obtained from an appraiser specialized in the krill oil market. These projections are based on Level 3 inputs of the fair value hierarchy and reflect management’s best estimate of market participants’ pricing of the assets as well as the general condition of the asset. The total impairment loss recognized, includes amounts paid for krill oil in advance, but not yet received and was recorded as a prepaid.

b.	Equipment

March 31, 2021	Cost	Accumulated depreciation	Impairment loss	Net book value
	$	$	$	$
Furniture and office equipment	17	(5)	-	12
Computer equipment	148	(30)	(54)	64
Laboratory equipment	756	(436)	(171)	149
Production equipment	2,538	(1,023)	(1,359)	156
	3,459	(1,494)	(1,584)	381

March 31, 2020	Cost	Accumulated depreciation	Net book value
	$	$	$
Furniture and office equipment	15	3	12
Computer equipment	64	18	46
Laboratory equipment	684	343	341
Production equipment	2,341	830	1,511
	3,104	1,194	1,910

For the year ended March 31, 2021, depreciation expense was $143 (2020 $410) and was included in research and development expenses. Equipment is made up of Laboratory, Production, Computer and Office equipment that was utilized in the development of CaPre. Given that the development of CaPre will no longer be pursued, the Corporation is expected to sell this equipment. Similarly, to the intangible assets, the announcement of the outcomes of the TRILOGY clinical trials resulted in an impairment trigger for the laboratory and production equipment. The impairment loss is based on management’s estimate of the fair value of the equipment less cost -to sell, which is based primarily on estimated market prices obtained from brokers specialized in selling used equipment. These projections are based on Level 3 inputs of the fair value hierarchy and reflect the Corporations best estimate of market participants’ pricing of the assets as well as the general condition of the assets.

Acasti pharma inc.

Notes to the Consolidated Financial Statements

(Expressed in thousands of U.S. dollars except share data)

8.	Government assistance:

	March 31, 2021	March 31, 2020

	$	$
Investment tax credit	339	182
Government grant	-	27
Total government assistance	339	209

Government assistance is comprised of a government grant from the Canadian federal government and research and development investment tax credits receivable from the Quebec provincial government which relate to qualifiable research and development expenditures under the applicable tax laws. The amounts recorded as receivables are subject to a government tax audit and the final amounts received may differ from those recorded. For the years ended March 31, 2021, and 2020, the Corporation recorded $127 and $149, respectively, as a reduction of research and development expenses in the Consolidated Statements of Loss and Comprehensive Loss.

The amounts recorded as receivables are subject to a government tax audit and the final amounts received may differ from those recorded. Unrecognized Canadian federal tax credits may be used to reduce future Canadian federal income tax and expire as follows:

$
2029	9
2030	23
2031	36
2032	343
2033	351
2034	347
2035	413
2036	228
2037	251
2038	180
2039	247
2040	369
2041	170
2,967

In September 2019, the Corporation was awarded up to CAD $750,000 in non-dilutive and non-repayable funding from the National Research Council of Canada Industrial Research Assistance Program (NRC IRAP) to apply towards eligible research and development disbursements of the Corporation’s unique commercial production platform for CaPre. As at March 31, 2021 the Corporation has claimed $79 in connection with this program, which has been recorded as a reduction of research and development expenses in the Consolidated Statements of Loss and Comprehensive Loss.

In October 2020, the Corporation received correspondence from the National Research Council of Canada Industrial Research Assistance Program (NRC IRAP) that the eligible amount awarded to the Corporation for non-dilutive and non-repayable funding was reduced from up to CAD $750,000 to up to CAD $326,357.

Acasti pharma inc.

Notes to the Consolidated Financial Statements

(Expressed in thousands of U.S. dollars except share data)

9.	Trade and other payables:

	March 31, 2021	March 31, 2020
	$	$
Trade payables	115	1,713
Accrued liabilities and other payables	607	4,247
Employee salaries and benefits payable	771	1,359
Total trade and other payables	1,493	7,319

10.	Derivative warrant liabilities:

On May 9, 2018, the Corporation closed a Canadian public offering issuing 9,530,000 units at a price of CAD $1.05 per unit for gross proceeds of $7.8 million (CAD$10 million). The units issued consist of 9,530,000 Common Shares and 9,530,000 warrants. Each warrant entitles the holder thereof to acquire one Common Share at an exercise price of CAD $1.31 at any time until May 9, 2023. On May 14, 2018, the underwriters exercised their over-allotment option by purchasing an additional 1,429,500 units at a price of CAD $1.05 per unit, for additional gross proceeds of $1.1 million (CAD $1.5 million). The units issued consist of 1,429,500 Common Shares and 1,429,500 warrants. Each Warrant entitles the holder thereof to acquire one Common Share of the Corporation at an exercise price of CAD $1.31 at any time until May 9, 2023. The warrants issued are derivative warrant liabilities given the warrant indenture contains certain contingent provisions that allow for cash settlement.

On December 27, 2017, the Corporation closed a U.S. public offering of 9,900,990 units at a price of US$1.01 per unit for gross proceeds of $10 million. The units issued consist of 9,900,990 Common Shares and 8,910,891 warrants to purchase one Common Share. As part of this closing, the underwriters also partially exercised for nil consideration the over-allotment option for warrants, which were issued for a right to purchase 892,044 Common Shares at an exercise price of $1.26. Warrants issued are derivative warrant liabilities given the currency of the exercise price is different from the Corporation’s functional currency.

The derivative warrant liabilities are measured at fair value at each reporting period and the reconciliation of changes in fair value is presented in the following tables:

	Warrants issued May 2018		Warrants issued December 27, 2017
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
	$	$	$	$
Balance – beginning of year	1,146	6,177	1,247	6,005
Issued during the year		-		-
Amount transferred to Equity	-	(6,072)	-	(4,770)
Change in fair value	1,252	1,115	1,174	1
Translation effect	199	(74)	201	(11)

Balance – end of year	2,597	1,146	2,622	1,247

Fair value per warrant issuable	0.39	0.17	0.37	0.18

The fair value of the derivative warrant liabilities was estimated using the Black-Scholes option pricing model and based on the following assumptions:

Acasti pharma inc.

Notes to the Consolidated Financial Statements

(Expressed in thousands of U.S. dollars except share data)

10.	Derivative warrant liabilities (continued):

	Warrant liabilities issued May 2018		Warrant liabilities issued December 27, 2017
	March 31, 2021 $	March 31, 2020 $	March 31, 2021 $	March 31, 2020 $
Exercise price	CAD $1.31	CAD $1.31	USD $1.26	USD $1.26
Share price	CAD $0.76	CAD $0.53	USD $0.60	USD $0.38
Risk-free interest	1.39%	0.66%	0.92%	0.37%
Contractual life (years)	2.11	3.11	1.74	2.74
Expected volatility	156.00%	107.59%	171.12%	125.03%

The Corporation measured its derivative warrant liabilities at fair value on a recurring basis. These financial liabilities were measured using level 3 inputs (see Note 12).

As at March 31, 2021, the effect of an increase or a decrease of 5% of the volatility used, which is the significant unobservable input in the fair value estimate, would result in a loss of $241 or a gain of $257, respectively.

As at March 31, 2021, the effect of a 5% strengthening of the U.S. dollar against the Canadian dollar, would result in a loss of $129. An assumed 5% weakening of the U.S. dollar against the Canadian dollar would have an equal but opposite effect on the basis that all other variables remained constant.

11.	Unsecured convertible debentures

On February 21, 2017, the Corporation issued $ 1,522 (CAD$ 2,000) aggregate principal amount of unsecured convertible debentures maturing February 21, 2020, and contingent warrants to acquire up to 1,052,630 Common Shares. The debentures were paid in full at maturity. The proceeds were split between liability and equity. Both the conversion option and contingent warrants were considered the equity component of the Private Placement. The split between the liability and equity component portions are summarized below:

	Liability component	Equity component	Total Private Placement
	$	$	$
Balance at March 31, 2019	1,361	220	1,581
Accretion of interest on convertible debenture	145	-	145
Translation effect	50	-	50
Shares issued upon exercise of warrants	-	(33)	(33)
Payment upon maturity of debentures	(1,556)	-	(1,556)
Balance at March 31, 2020	-	187	187

Acasti pharma inc.

Notes to the Consolidated Financial Statements

(Expressed in thousands of U.S. dollars except share data)

12.	Capital and other components of equity

(a)	Common Shares:

Authorized capital stock:

Unlimited number of shares:

➢	Class A shares (Common Shares), voting (one vote per share), participating and without par value.

➢	Class B shares, voting (ten votes per share), non-participating, without par value and maximum annual non-cumulative dividend of 5% on the amount paid per share. Class B shares are convertible, at the holder’s discretion, into Class A shares (Common Shares), on a one-for-one basis, and Class B shares are redeemable at the holder’s discretion for CAD $0.80 per share, subject to certain conditions. There are none issued and outstanding.

➢	Class C shares, non-voting, non-participating, without par value and maximum annual non-cumulative dividend of 5% on the amount paid per share. Class C shares are convertible, at the holder’s discretion, into Class A shares (Common Shares), on a one-for-one basis, and Class C shares are redeemable at the holder’s discretion for CAD $0.20 per share, subject to certain conditions. There are none issued and outstanding.

➢	Class D and E shares, they are non-voting, non-participating, without par value and maximum monthly non-cumulative dividend between 0.5% and 2% on the amount paid per share. Class D and E shares are convertible, at the holder’s discretion, into Class A shares (Common Shares), on a one-for-one basis, and Class D and E shares are redeemable at the holder’s discretion, subject to certain conditions. There are none issued and outstanding.

(b)	“At-the-market” sales agreement

On February 14, 2019, the Corporation entered into an “at-the-market” (ATM) sales agreement with B. Riley FBR, Inc. (“B. Riley”) pursuant to which the Common Shares may be sold from time to time for aggregate gross proceeds of up to $30 million, with sales only being made on the NASDAQ Stock Market. The Common Shares would be issued at market prices prevailing at the time of the sale and, as a result, prices may vary between purchasers and during the period of distribution. The ATM has a 3-year term and requires the Corporation to pay between 3% and 4% commission to B. Riley based on volume of sales made. On June 29, 2020, the Corporation entered into an amended and restated sales agreement (the Sales Agreement) with B. Riley, Oppenheimer& Co. Inc. and H.C. Wainwright & Co., LLC (collectively, the “Agents”) to amend the existing ATM program. Under the terms of the Sales Agreement, which has a three-year term, the Corporation may issue and sell from time to time its common shares (the Shares) having an aggregate offering price of up to US $75,000,000 through the Agents. Subject to the terms and conditions of the Sales Agreement, the Agents will use their commercially reasonable efforts to sell the Shares from time to time, based upon the Corporation’s instructions. The Corporation has no obligation to sell any of the Shares and may at any time suspend sales under the Sales Agreement. The Corporation and the Agents may terminate the Sales Agreement in accordance with its terms. Under the terms of the Sales Agreement, the Corporation has provided the Agents with customary indemnification rights and the Agents will be entitled to compensation, at a commission rate equal to 3.0% of the gross proceeds from each sale of the Shares. For the year ended March 31, 2021, a total of 117.7 million common shares (March 31, 2020 – 4.1 million common shares) were sold for total net proceeds of approximately $59.3 million (March 31, 2020, $7.0 million) under the ATM program. Commission, legal and costs related to share sale amounted to $2.0 million (March 31, 2020 - $291). The shares were sold at the prevailing market prices, which resulted in an average price of approximately $0.52 per share (March 31, 2020 - $1.79 per share). Accordingly, proportional costs of $18 related to the common shares sold, have been reclassified from deferred financings costs to equity (March 31, 2020 - $40). Total costs incurred to register the Sales Agreements were initially recorded as deferred financing costs in the Consolidated Balance Sheet. As at March 31, 2021, the remaining balance of the costs incurred of $264 were written off to financing expenses.

Acasti pharma inc.

Notes to the Consolidated Financial Statements

(Expressed in thousands of U.S. dollars except share data)

12.	Capital and other components of equity (continued):

(b)	Warrants:

The warrants of the Corporation are composed of the following:

	March 31, 2021		March 31, 2020
	Number outstanding	Amount	Number outstanding	Amount
		$		$
Liability
May 2018 public offering warrants 2018 (i)	6,593,750	2,597	6,593,750	1,146
Series December 2017 U.S. public offering warrants 2017 (ii)	7,072,962	2,622	7,072,962	1,247
	13,666,712	5,219	13,666,712	2,393
Equity
Public offering warrants
Public offering broker warrants May 2018 (iii)	1	-	222,976	89
Public offering U.S. broker warrants December 2017 (iv)	259,121	161	259,121	161
Public offering warrants February 2017 (v)	1,723,934	631	1,723,934	631
	1,983,056	792	2,206,031	881

(i)	Warrant to acquire one Common Share at an exercise price of CAD $1.31, expiring on May 9, 2023.
(ii)	Warrant to acquire one Common Share at an exercise price of $1.26, expiring on December 27, 2022.
(iii)	Warrant to acquire one Common Share o at an exercise price of CAD $1.05, expiring on May 9, 2023.
(iv)	Warrant to acquire one Common Share at an exercise price of $1.2625, expiring on December 19, 2022.
(v)	Warrant to acquire one Common Share at an exercise price of CAD $2.15, expiring on February 21, 2022.

During the year ending March 31, 2021, 222,975 broker warrants offered as part of the May 2018 public offering were exercised at a price of $0.83 per Common Share of the Company, resulting in $183 of cash proceeds.

During the year ended March 31, 2020, 235,929 broker warrants and 52,288 derivative warrants offered as part of the December 2017 U.S. public offering were exercised on a cashless basis to acquire 136,013 Common Shares.

13.	Revenues:

In October 2020, the Corporation entered into an agreement with the Centre Integre Universitaire et des services sociaux de L’Estrie - Centre hospitalier Universitaire de Sherbrooke to start producing and selling Viral transport medium tubes to be utilized in testing related to the Covid-19 pandemic. Revenue is recognized when the product is received by the customer.

Acasti pharma inc.

Notes to the Consolidated Financial Statements

(Expressed in thousands of U.S. dollars except share data)

14.	Financial expenses:

	March 31, 2021	March 31, 2020
	$	$

Foreign exchange gain (loss)	(676)	(2)
Interest payable on convertible debenture	-	(102)
Accretion of interest on convertible debenture	-	(145)
Financing costs	(264)	(46)
Interest income	107	336
Change in fair value of warrant liabilities	(2,426)	(1,116)

Financial expenses	(3,259)	(1,075)

15.	Stock based compensation:

At March 31, 2021, the Corporation has the following stock-based compensation arrangement:

(a)	Corporation stock option plan:

The Corporation has in place a stock option plan for directors, officers, employees, and consultants of the Corporation. An amendment of the stock option plan was approved by shareholders on September 30, 2020. The amendment provides for an increase to the existing limits for Common Shares reserved for issuance under the Stock Option Plan as well as certain changes to the minimum vesting period applicable to options granted to directors under the Stock Option Plan. The stock option plan continues to provide for the granting of options to purchase Common Shares. The exercise price of the stock options granted under this amended plan is not lower than the closing price of the Common Shares on the TSXV at the close of markets the day preceding the grant. The maximum number of Common Shares that may be issued upon exercise of options granted under the amended Stock Option Plan was increased from 11,719.910 representing 15% of the issued and outstanding Common Shares of the Company as of April 9, 2019, to 14,533,881 representing 15% of the issued and outstanding Common Shares of the Company as of August 26, 2020. The terms and conditions for acquiring and exercising options are set by the Corporation’s Board of Directors, subject among others, to the following limitations: the term of the options cannot exceed ten years and (i) all options granted to a director will be vested evenly on a monthly basis over a period of at least twelve (12) months, and (ii) all options granted to an employee will be vested evenly on a quarterly basis over a period of at least thirty-six (36) months.

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

Acasti pharma inc.

Notes to the Consolidated Financial Statements

(Expressed in thousands of U.S. dollars except share data)

15.	Stock based compensation (continued):

(a)	Corporation stock option plan (continued):

The following tables summarize information about activities within the stock option plan:

	Number of options	Weighted average exercise price		Weighted average grant date fair value
		CAD $		CAD $
Outstanding, March 31, 2019	4,046,677	1.25		0.81
Granted	6,140,517	0.85		0.85
Exercised	(30,874)	0.81		0.79
Forfeited	(212,334)	1.62		1.16
Expired	(7,500)	6.50		3.02
Outstanding, March 31, 2020	9,936,486	1.00		0.83
Granted	-	-		-
Exercised	(241,750)	0.62		0.47
Forfeited	(2,399,817)	0.90		0.74
Expired	-		-	-
Outstanding, March 31, 2021	7,294,919	1.04		0.87
Exercisable at end of year	5,025,583	1.17		0.93

	March 31, 2021	March 31, 2020
Weighted average fair value of the options granted to employees and directors of the Corporation	-	CAD$0.85

Compensation expense recognized under the stock option plan is summarized as follows:

	March 31, 2021	March 31, 2020
	$	$
Research and development expenses	353	443
General and administrative expenses	828	1,217
Sales and marketing expenses	(7)	293
	1,174	1,953

As of March 31, 2021, there was CAD $476 (March 31, 2020 – CAD $2,802) of total unrecognized compensation cost, related to non-vested share options, which is expected to be recognized over a remaining weighted average vesting period of 1.03 years (March 31, 2020 - 1.35 years).

A summary of the non-vested stock option activity and related information for the Corporation’s stock options granted is as follows:

	Number of options	Weighted average grant date fair value
		CAD ($)
Non- vested, March 31, 2020	6,764,252	0.83
Options granted	-	-
Options vested	1,720,280	0.83
Options forfeited and cancelled	2,774,636	0.90
Non- vested, March 31, 2021	2,269,336	0.76

Acasti pharma inc.

Notes to the Consolidated Financial Statements

(Expressed in thousands of U.S. dollars except share data)

15.	Stock based compensation (continued):

(a)	Corporation stock option plan (continued):

The fair value of options granted was estimated using the Black-Scholes option pricing model, resulting in the following weighted average assumptions for options granted during the periods ended:

March 31, 2020 CAD Weighted average

Exercise price	$0.85
Share price	$1.09
Dividend	—
Risk-free interest	0.88%
Estimated life (years)	5.71
Expected volatility	99.11

The following tables summarize the status of the outstanding and exercisable options of the Corporation:

March 31, 2021
Exercise price CAD			Weighted average remaining contractual life	Number of options outstanding	Number of options exercisable
$0.53	–	0.65	8.99	2,418,167	988,167
$0.66	–	1.02	7.25	1,527,573	1,300,529
$1.03	–	1.42	8.04	1,680,058	1,067,766
$1.43	–	1.61	2.11	525,000	525,000
$1.62	–	1.71	5.90	108,333	108,333
$1.72	–	1.88	6.20	737,500	737,500
$1.89	–	3.25	2.16	262,500	262,500
$3.26	–	4.65	1.17	22,500	22,500
$4.66	–	4.80	1.38	13,288	13,288
			7.31	7,294,919	5,025,583

Stock-based compensation payment transactions and broker warrants:

The fair value of stock-based compensation transactions is measured using the Black-Scholes option pricing model. Measurement inputs include share price on measurement date, exercise price of the instrument, expected volatility (based on weighted average historic volatility for a duration equal to the weighted average life of the instruments, life based on the average of the vesting and contractual periods for employee awards as minimal prior exercises of options in which to establish historical exercise experience; contractual life for broker warrants), and the risk-free interest rate (based on government bonds). Service and performance conditions attached to the transactions, if any, are not considered in determining fair value. The expected life of the stock options is not necessarily indicative of exercise patterns that may occur. The expected volatility reflects the assumption that the historical volatility over a period similar to the life of the options is indicative of future trends, which may also not necessarily be the actual outcome.

Acasti pharma inc.

Notes to the Consolidated Financial Statements

(Expressed in thousands of U.S. dollars except share data)

15.	Stock based compensation (continued):

(b)	Corporation equity incentive plan:

The Corporation established an equity incentive plan for employees, directors and consultants. The plan provides for the issuance of restricted share units (RSUs), performance share units, restricted shares, deferred share units and other stock-based awards, subject to restricted conditions as may be determined by the Board of Directors. There were no such awards outstanding as of March 31, 2021, and March 31, 2020, and no stock-based compensation was recognized for the period ended March 31, 2021 and March 31, 2020.

16.	Loss per share:

Diluted loss per share was the same amount as basic loss per share, as the effect of options, RSUs and warrants would have been anti-dilutive, as the Corporation has incurred losses in each of the periods presented. All outstanding options, RSUs and warrants could potentially be dilutive in the future.

17.	Supplemental cash flow disclosure:

(a)	Changes in working capital items:
	March 31, 2021	March 31, 2020
	$	$

Receivables	58	581
Prepaid expenses	672	(185)
Trade and other payables	(6,701)	(3,389)
Total changes in working capital items	(5,971)	(2,993)

(b)	Non-cash transactions:
	March 31, 2021	March 31, 2020
	$	$
ATM transaction costs included in trade and other payables	18	-
Shares issued as settlement	-	738
Deferred financing costs reclassified to Equity	(23)	40
Fair value of derivative warrants liability reclassified to equity	-	10,691

Acasti pharma inc.

Notes to the Consolidated Financial Statements

(Expressed in thousands of U.S. dollars except share data)

18.	Income taxes:

Reconciliation of effective tax rate:

	March 31, 2021	March 31, 2020
	$	$
Loss before income taxes	(19,678)	(25,513)
Basic combined Canadian statutory income tax rate [1]	26.50%	26.58%
Computed income tax recovery	(5,105)	(6,781)
Increase resulting from:
Non-deductible stock-based compensation	311	519
Non-deductible change in fair value of warrants	643	205
Change in valuation allowance	4,162	6,004
Other – Foreign exchange	(11)	20
Other	-	33
Total tax (recovery) expense	-	-

1 The Canadian combined statutory income tax rate has decreased due to a reduction in the provincial statutory income tax rate.

At March 31, 2021 and 2020, the net deferred tax assets have not been recognized in these financial statements. A valuation allowance is recognized to reduce the deferred tax assets as it is more likely than not that a tax benefit will not be realized.

Net deferred income tax assets as of March 31, 2021, and 2020 were comprised of the following:

	March 31, 2021	March 31, 2020
	$	$
Deferred tax assets
Tax losses carried forward	28,643	22,052
Research and development expenses	5,424	4,544
Property, plan and equipment	933	324
Intangible assets	-	1
Financing expenses	1,167	998
Tax credit carry forwards	2,968	2,468
Other temporary differences	86	76
Deferred tax assets	39,221-	30,463

Deferred tax liabilities
Tax basis of unsecured convertible debentures in excess of carrying value	-	-
Deferred tax liabilities	-	-
Valuation allowance	(39,221)	(30,463)
Net deferred tax assets	-	-

Acasti pharma inc.

Notes to the Consolidated Financial Statements

(Expressed in thousands of U.S. dollars except share data)

18.	Income taxes (continued):

As at March 31, 2021, the amounts and expiry dates of tax attributes and temporary differences, which are available to reduce future years’ taxable income, were as follows:

	March 31, 2021
	Federal	Provincial
	$	$
Tax losses carried forward
2028	568	568
2029	1,296	1,290
2030	1,649	1,642
2031	1,800	1,784
2032	1,476	1,453
2033	2,864	2,864
2034	3,658	3,549
2035	4,374	4,374
2036	6,435	6,337
2037	398	394
2038	13,803	13,748
2039	32,252	32,209
2040	23,451	23,315
2041	14,279	14,279
	108,303	107,808

Research and development expenses, without time limitation	19,905	21,203

Tax credit carry forwards	2,968	-

Other deductible temporary differences, without time limitation	8,249	-

Unrecognized tax benefits

The following table summarizes the activity related to our gross unrecognized tax benefits for the years ended March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
	$	$

Beginning of year:
Increase (decrease) resulting from:
Positions taken in the current year	-	164
Change in valuation allowance	-	(164)
End of year	-	-

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

Financial instruments that potentially subject the Corporation to a concentration of credit risk consist primarily of cash and cash equivalents and investments. Cash and cash equivalents and investments are all invested in accordance with the Corporation’s Investment Policy with the primary objective being the preservation of capital and the maintenance of liquidity, which is managed by dealing only with highly rated Canadian institutions. The carrying amount of financial assets, as disclosed in the statements of financial position, represents the Corporation’s credit exposure at the reporting date.

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

Liquidity risk is the risk that the Corporation will encounter difficulty in meeting the obligations associated with its financial liabilities that are settled by delivering cash or another financial asset. The Corporation manages liquidity risk through the management of its capital structure and financial leverage. It also manages liquidity risk by continuously monitoring actual and projected cash flows. The Board of Directors reviews and approves the Corporation's operating budgets, and reviews material transactions outside the normal course of business. Refer to Note 2 – Basis of Presentation.

The Corporation’s financial liabilities obligations include trade and other payables, which fall due within the next 12 months in addition to the warrant derivatives that fall due beyond 12 months and are likely to be settled by the Corporation’s equity.

Acasti pharma inc.

Notes to the Consolidated Financial Statements

(Expressed in thousands of U.S. dollars except share data)

20.	Commitments

(a)	Take or pay contract:

On October 25, 2019, the Corporation signed a supply agreement with Aker Biomarine Antartic AS (“Aker”), to purchase raw krill oil product for a committed volume of commercial starting material for CaPre for a total value of $3.1 million (take or pay). The delivery of the products must be completed by October 31, 2021. As at March 31, 2021, the remaining balance of the commitment with Aker amounts to $2.8 million. There are no termination provisions within the supply agreement. Management is currently assessing whether they can recover value from the raw krill oil product and given the uncertainty of recoverability, there is a risk that the Corporation may have a loss on this contract in the near term.

(b)	Success fees

On September 23, 2020 the Corporation engaged Oppenheimer & Co., Inc., as its financial advisor to assist in the formal process to explore and evaluate strategic alternatives to enhance shareholder value. This arrangement includes fees of $1.2 million to be paid by the Corporation based on the success of a strategic outcome.

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

21.	Subsequent events

Definitive Agreement to Acquire Grace Therapeutics, Inc.

On May 7, 2021, the Corporation announced it has entered into a definitive agreement to acquire Grace Therapeutics, Inc., a privately held emerging biopharmaceutical company focused on developing innovative drug delivery technologies for the treatment of rare and orphan diseases. Subject to the completion of the Proposed Transaction, Acasti will acquire Grace and its pipeline of drug candidates. The Proposed Transaction has been approved by the boards of directors of both companies and is supported by Grace’s shareholders through voting and lock-up agreements with the Company. The transaction remains subject to approval of Acasti stockholders, as well as applicable stock exchanges.

NASDAQ Communication

On May 17, 2021 it was announced that, on May 11, 2021, the Corporation received notice from the Nasdaq Listing Qualifications Department (the “Staff”) indicating that, based upon the Corporation’s non-compliance with the $1.00 bid price requirement set forth in Nasdaq Listing Rule 5550(a) (the “Rule”) as of May 10, 2021, the Corporation’s securities were subject to delisting unless the Corporation timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”). The Corporation has requested and was granted a hearing, which will stay any further action by Nasdaq pending the conclusion of the hearing process.

