Form 10-Q
period 2021-06-30
Acasti Pharma Inc.
filed 2021-08-12
CIK 1444192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________

FORM 10-Q

______________________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Laval, Québec, CA H7E 2B5

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

The number of outstanding common shares of the registrant, no par value per share, as of August 12, 2021, was 208,375,549.

ACASTI PHARMA INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2021

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains information that may be forward-looking information within the meaning of Canadian securities laws and forward-looking statements within the meaning of U.S. federal securities laws, both of which we refer to in this quarterly report as forward-looking information. Forward-looking information can be identified by the use of terms such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “intend”, “estimate”, “predict”, “potential”, “continue” or other similar expressions concerning matters that are not statements about the present or historical facts. Forward-looking information in this quarterly report includes, among other things, information or statements about:

●	our strategy, future operations, prospects and the plans of our management with a goal to enhance shareholder value, including our proposed merger with Grace Therapeutics Inc. (“Grace”);

●	the outcome of our formal review process to explore and evaluate strategic alternatives to enhance shareholder value;

●	our intellectual property position and duration of our patent rights;

●	the potential adverse effects that the COVID-19 pandemic may have on our business and operations;

●	our need for additional financing, and our estimates regarding our future financing and capital requirements;

●	our expectation regarding our financial performance, including our costs and expenses, liquidity, and capital resources; and

●	our projected capital requirements to fund our anticipated expenses.

●	our ability to establish collaborations or obtain additional funding;

Although the forward-looking information in this quarterly report is based upon what we believe are reasonable assumptions, you should not place undue reliance on that forward-looking information since actual results may vary materially from it. Important assumptions made by us when making forward-looking statements include, among other things, assumptions by us that:

●	we are able to complete our proposed merger with Grace;

●	we are able to attract and retain key management and skilled personnel;

●	third parties provide their services to us on a timely and effective basis;

●	we are able to take advantage of new business opportunities in the pharmaceutical industry;

●	we are able to secure and defend our intellectual property rights, and to avoid infringing upon the intellectual property rights of third parties;

●

The shareholder litigation relating to our proposed merger with Grace is resolved in a manner favorable to us and we face no additional lawsuits or other proceedings, or any such matters, if they arise, are satisfactorily resolved;

●	there are no material adverse changes in relevant laws or regulations; and

●	we are able to obtain the additional capital and financing we require when we need it;

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

Risks related to the Merger:

●	The equity exchange ratio will not be adjusted in the event of any change in Acasti's share price;

●

Because the merger will be completed after the date of the Acasti annual and special shareholders meeting and the Grace stockholder approval, you will not know, at the time of the Acasti annual and special shareholder meeting or the Grace stockholder approval, the market value of the Acasti common shares that Grace stockholders will receive upon completion of the merger;

●	Failure to complete the merger could negatively impact the share prices and the future business and financial results of Acasti;

●	The merger agreement contains provisions that could discourage a potential competing acquirer of either Acasti or Grace;

●	The merger may be completed even though certain events occur prior to the closing that materially and adversely affect Acasti or Grace;

●

If the conditions to the merger are not satisfied or waived, the merger may not occur. If the merger is consummated, it will result in substantial dilution to Acasti shareholders and may not deliver the anticipated benefits Acasti expects;

●

The combined company may become involved in securities class action litigation that could divert management’s attention and harm the combined company’s business and insurance coverage may not be sufficient to cover all costs and damages;

●	Acasti has received notice from Nasdaq of non-compliance with the Nasdaq Listing Rules;

Risks Related to Intellectual Property

●	We may not realize any additional value in a strategic transaction for our intellectual property;

●	It is difficult and costly to protect our intellectual property rights;

●	We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming, and unsuccessful;

●	Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect product candidates;

●	We may not be able to protect our intellectual property rights throughout the world;

Risks Relating to Our Common Shares

●	The price of our common shares may be volatile;

●	Raising additional capital may cause dilution to our existing shareholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates;

●	The market price of our common shares could decline as a result of operating results falling below the expectations of investors or fluctuations in operating results each quarter;

●	There can be no assurance that an active market for our common shares will be sustained;

●

A large number of common shares may be issued and subsequently sold upon the exercise of existing warrants. The sale or availability for sale of existing warrants or other securities convertible into common shares may depress the price of our common shares;

●	We do not currently intend to pay any cash dividends on our common shares in the foreseeable future;

●

If we fail to meet applicable listing requirements, the NASDAQ Stock Market or the TSXV may delist our common shares from trading, in which case the liquidity and market price of our common shares could decline;

●	We may pursue opportunities or transactions that adversely affect our business and financial condition;

●	We are a “smaller reporting company” under the SEC’s disclosure rules and have elected to comply with the reduced disclosure requirements applicable to smaller reporting companies;

●	As a non-accelerated filer, we are not required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act;

●	U.S. investors may be unable to enforce certain judgments; and

●	There is a significant risk that we may be classified as a PFIC for U.S. federal income tax purposes.

All of the forward-looking information in this quarterly report is qualified by this cautionary statement. There can be no guarantee that the results or developments that we anticipate will be realized or, even if substantially realized, that they will have the consequences or effects on our business, financial condition, or results of operations that we anticipate. As a result, you should not place undue reliance on the forward-looking information. Except as required by applicable law, we do not undertake to update or amend any forward-looking information, whether as a result of new information, future events or otherwise. All forward-looking information is made as of the date of this quarterly report.

We express all amounts in this quarterly report in U.S. dollars, except where otherwise indicated. References to “$” and “US$” are to U.S. dollars and references to “C$” or “CAD$” are to Canadian dollars.

Except as otherwise indicated, references in this quarterly report to “Acasti,” “the Corporation,” “we,” “us” and “our” refer to Acasti Pharma Inc. and its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1: Financial Information

Unaudited Condensed Consolidated Interim Financial Statements

Condensed Consolidated Interim Balance sheets	7

Condensed Consolidated Interim Statements of Loss and Comprehensive Loss	8

Condensed Consolidated Interim Statements of Changes Shareholders’ Equity	9

Condensed Consolidated Interim Statements of Cash Flows	10

Notes to the Condensed Consolidated Interim Financial Statements	11

Condensed Consolidated Interim Financial Statements of
(Unaudited)

ACASTI PHARMA INC.

Three-month periods ended June 30, 2021 and 2020

ACASTI PHARMA INC.

Condensed Consolidated Interim Balance sheet

(Unaudited)

		June 30, 2021	March 31, 2021
(Expressed in thousands of U.S. dollars except share data)	Notes	$	$
Assets

Current assets:
Cash and cash equivalents		40,975	50,942
Short-term investments	4	16,747	9,789
Receivables		448	530
Assets held for sale	5	778	768
Prepaid expenses		1,439	343
Total current assets		60,387	62,372

Right of Use Asset		66	86
Total assets		60,453	62,458

Liabilities and Shareholders’ Equity
Current liabilities:
Trade and other payables		2,279	1,493
Lease liability		66	86
Total current liabilities		2,345	1,579

Derivative warrant liabilities	6	4,651	5,219
Total liabilities		6,996	6,798

Shareholders’ Equity:
Common shares	7(a)	197,194	197,194
Additional paid-in capital		10,970	10,817
Accumulated other comprehensive loss		(5,571)	(6,333)
Accumulated deficit		(149,136)	(146,018)
Total shareholder’s equity		53,457	55,660

Commitments and contingencies	12
Subsequent events	13
Total liabilities and shareholders’ equity		60,453	62,458

See accompanying notes to unaudited Interim financial statements.

ACASTI PHARMA INC.

Condensed Consolidated Interim Statements of Loss and Comprehensive Loss

(Unaudited)

Three-month periods ended June 30, 2021 and 2020

		June 30, 2021	June 30, 2020
(Expressed in thousands of U.S. dollars except share data)	Notes	$	$

Research and development expenses, net of government assistance	8	(469)	(1,756)
General and administrative expenses		(2,676)	(1,649)
Sales and marketing expenses		-	(716)

Loss from operating activities		(3,145)	(4,121)

Net financial Income (Expenses)	9	27	(545)

Net loss and comprehensive loss		(3,118)	(4,666)

Basic and diluted loss per share		(0.01)	(0.05)

Weighted average number of shares outstanding		208,375,549	90,691,726

See accompanying notes to unaudited interim financial statements

ACASTI PHARMA INC.

Condensed Consolidated Interim Statements of Changes in Shareholder’s Equity

(Unaudited)

Three-month periods ended June 30, 2021 and 2020

		Common Shares
(Expressed in thousands of U.S. dollars except share data)	Notes	Number	Dollar	Additional Paid-in Capital	Accumulated other comprehensive loss	Accumulated Deficit	Total
			$	$	$	$	$
Balance, March 31, 2021		208,375,549	197,194	10,817	(6,333)	(146,018)	55,660
Net loss and total comprehensive loss for the period		-	-	-	-	(3,118)	(3,118)
Cumulative translation adjustment		-	-	-	762	-	762
Net proceeds from shares issued under the at-the-market (ATM) program	7(a)	-	-	-	-	-	-
Stock based compensation	10	-	-	153	-	-	153
Balance at June 30, 2021		208,375,549	197,194	10,970	(5,571)	(149,136)	53,457

		Common Shares
(Expressed in thousands of U.S. dollars except share data)	Notes	Number	Dollar	Additional Paid-in Capital	Accumulated other comprehensive loss	Accumulated Deficit	Total
			$	$	$	$	$
Balance, March 31, 2020		90,209,449	137,424	9,797	(7,887)	(126,340)	12,994
Net loss and total comprehensive loss for the period		-	-	-	-	(4,666)	(4,666)
Cumulative translation adjustment		-	-	-	308	-	308
Net proceeds from shares issued under the at-the-market (ATM) program	7(a)	2,278,936	1,765	-	-	-	1,765
Stock based compensation	10	-	-	635	-	-	635
Balance at June 30, 2020		92,488,385	139,189	10,432	(7,579)	(131,006)	11,036

ACASTI PHARMA INC.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

Three-month periods ended June 30, 2021 and 2020

		June 30, 2021	June 30, 2020
(Expressed in thousands of U.S. dollars except share data)	Notes	$	$

Cash flows used in operating activities:
Net loss for the period		(3,118)	(4,666)
Adjustments:
Amortization of intangible assets		-	462
Depreciation of equipment		-	86
Stock-based compensation	10	153	632
Change in fair value of warrant liabilities	6	(643)	509
Write off-of deferred financing costs of at-the-market (ATM) program	7(a)	-	121
Unrealized foreign exchange loss (gain)		740	(134)
Changes in non-cash working capital items	11	(533)	(1,179)
Net cash used in operating activities		(3,401)	(4,169)

Cash flows from (used in) investing activities:
Acquisition of equipment		-	(36)
Acquisition of short-term investments		(8,301)	-
Maturity of short-term investment		1,374	-
Net cash from (used in) investing activities		(6,927)	(36)

Cash flows from (used in) financing activities:
Net proceeds from issuance of common shares under the at-the-market (ATM)	7(a)	-	1,775
Deferred financing costs	7(a)	-	(140)
Net cash from (used in) financing activities		-	1,635

Effect of exchange rate fluctuations on cash and cash equivalents		(511)	(120)
Translations effects on cash and cash equivalents related to reporting currency		872	572

Net (decrease) increase in cash and cash equivalents		(9,967)	(2,118)
Cash and cash equivalents, beginning of period		50,942	14,240
Cash and cash equivalents, end of period		40,975	12,122

Cash and cash equivalents are comprised of:
Cash		40,975	5,270
Cash equivalents		-	6,852

See accompanying notes to unaudited interim financial statements.

ACASTI PHARMA INC.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

(Expressed in thousands of U.S. dollars except share data)

Three-month periods ended June 30,2021 and 2020

1.	Nature of Operation:

Acasti Pharma Inc. (“Acasti” or the “Corporation”) is incorporated under the Business Corporations Act (Québec) (formerly Part 1A of the Companies Act (Québec)). The Corporation is domiciled in Canada and its registered office is located at 3009 boul. de la Concorde East, Suite 102, Laval, Québec, Canada H7E 2B5.

In January 2020 and August 2020, the Corporation released Phase 3 clinical study results for the Corporation’s lead drug candidate, CaPre. The TRILOGY studies did not to meet the primary endpoint which resulted in the Board of Directors making a decision not to proceed with a filing of an NDA with the FDA. With the completion of the TRILOGY studies research and development activities and expenses were reduced.

In September 2020, the Corporation commenced a formal process to explore and evaluate strategic alternatives to enhance shareholder value. Towards this end, the Corporation has engaged a financial advisor to assist in the process. The Corporation has also greatly reduced its commercial activities including a reduction in workforce to reduce operating expenses, while it evaluates these opportunities. In addition, some CaPre related equipment and other assets are classified as held for resale as they are expected to be sold.

In May 2021, the Corporation announced a definitive agreement to acquire Grace Therapeutics Inc. (“Grace”), a privately held emerging biopharmaceutical company focused on developing innovative drug delivery technologies for the treatment of rare and orphan diseases (the “Proposed Transaction”). Subject to the completion of the Proposed Transaction, the Corporation will acquire Grace’s pipeline of drug candidates. The Proposed Transaction has been approved by the boards of directors of both companies and is supported by Grace’s stockholders through voting and lock-up agreements with the Corporation. The transaction remains subject to approval of Acasti stockholders, as well as applicable stock exchanges. The Corporation remains subject to a number of risks similar to other companies in the biotechnology industry, including compliance with government regulations, protection of proprietary technology, dependence on third party contractors and consultants and product liability.

2.	Summary of significant accounting policies:

Basis of presentation:

These unaudited Consolidated Interim Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and on a basis consistent with those accounting principles followed by the Corporation and disclosed in note 2 of its most recent Annual Consolidated Financial Statements, except as disclosed in note 3 – Recent accounting pronouncements and policies and should be read in conjunction with such statements and Notes thereto.

The following summarizes the principal conditions or events relevant to the Corporation’s going concern assessment, which primarily considers the period of one year from the issuance date of these financial statements.

The Corporation has incurred operating losses and negative cash flows from operations since its inception. In prior years there was substantial doubt regarding the Corporation’s ability to realize its assets and discharge its liabilities and commitments in the ordinary course of business. During year ended March 31, 2021, the Corporation has raised net proceeds of $59.3 million under its At-the-Market (“ATM”) program. The Corporation’s assets as at June 30, 2021, include cash and cash equivalents and short-term investments totaling $57.7 million. The Corporation’s current liabilities total $2.3 million as at June 30, 2021 and are comprised primarily of amounts due to or accrued for creditors.

The Corporation’s ability to continue as a going concern is dependent upon its ability to achieve a successful strategic alternative and ultimately generate cashflows to meet its obligations. To date, the Corporation has financed its operations primarily through public offerings of common shares, private placements, and the proceeds from research tax credits, and will require additional financing in the future. Refer to note 1 Nature of Operation regarding the Corporation’s agreement to acquire Grace Therapeutics Inc. There is no assurance that a strategic transaction will be consummated, as completion of such transaction is not wholly within the Corporation’s control. As a result of the Corporation’s current liquidity profile, the reduction of operating expenses and limited liabilities management has assessed that substantial doubt no longer exists regarding the Corporation’s ability to continue as a going concern for one year from the issuance date of these financial statements.

Use of estimates:

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

ACASTI PHARMA INC.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

(Expressed in thousands of U.S. dollars except share data)

Three-month periods ended June 30,2021 and 2020

2.	Summary of significant accounting policies (continued):

Estimates and assumptions include the measurement of derivative warrant liabilities (note 6) and stock-based compensation (note 10), assets held for sale (notes 5) and the take-or-pay contract (note 12(a)). Estimates and assumptions are also involved in measuring the accrual of services rendered with respect to research and developments expenditures at each reporting date, whether or not contingencies should be accrued for as well as in determining which research and development expenses qualify for investment tax credits and in what amounts. The Corporation recognizes the tax credits once it has reasonable assurance that they will be realized. Recorded tax credits are subject to review and approval by tax authorities and, therefore, could be different from the amounts recorded.

3.	Recent accounting pronouncements

In June 2016, the Financial Accounting Standards Board issued ASU 2016-13-Financial Instruments-Credit Losses (Topic 326), which amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost, the new guidance eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. ASU 2016-13 will affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2022. Management has not yet evaluated the impact of this ASU on the consolidated financial statements.

4.	Short-term investments

The Corporation holds various marketable securities, with maturities greater than 3 months at the time of purchase, as follows:

	June 30, 2021	March 31, 2021
	$	$
Term deposits issued in US currency earning interest at ranges between 0.23% and 0.35% and maturing on various dates from July 27, 2021 to December 20,2021	12,406	7,542
Term deposits issued in CAD currency earning interest at ranges between 0.53% and 0.60% and maturing on various dates from July 7, 2021 to December 20, 2021	4,341	2,247
Total short-term investments	16,747	9,789

5.	Assets held for sale

During the period the Corporation committed to a plan and is actively marketing for sale Other assets and Equipment and has met the criteria for classification of assets held for sale:

	June 30, 2021	March 31, 2021
	$	$
Other assets (a)	392	387
Equipment (b)	386	381
	778	768

a.	Other assets

Other assets represent krill oil (RKO) held by the Corporation that was expected to be used in the conduct of research and development activities and commercial inventory scale up related to the development and commercialization of the CaPre drug candidate. Given that the development of CaPre will no longer be pursued, the Corporation is expected to sell this reserve. The other asset is being recorded at the fair value less costs to sell. Management’s estimate of the fair value of the RKO less cost -to sell, was based primarily on estimated market prices at year end obtained from an appraiser specializing in the krill oil market. Market prices have not changed materially since year end. These projections are based on Level 3 inputs of the fair value hierarchy and reflect management’s best estimate of market participants’ pricing of the assets as well as the general condition of the asset.

ACASTI PHARMA INC.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

(Expressed in thousands of U.S. dollars except share data)

Three-month periods ended June 30,2021 and 2020

5.	Assets held for sale (continued):

b.	Equipment

June 30, 2021	Cost, net of impairment	Accumulated depreciation	Net book value
	$	$	$
Furniture and office equipment	17	(5)	12
Computer equipment	95	(30)	65
Laboratory equipment	592	(442)	150
Production equipment	1,195	(1,036)	159
	1,899	(1,513)	386

Equipment is made up of laboratory, production, computer, and office equipment that was utilized in the development of CaPre. Similarly, to the intangible assets and Other assets, the announcement of the failed Phase 3 clinical trials for CaPre resulted in an impairment trigger for the laboratory and production equipment. The impairment loss is based on management’s estimate of the fair value of the equipment less cost -to sell, which is based primarily on estimated market prices obtained from brokers specialized in selling used equipment. These projections are based on Level 3 inputs of the fair value hierarchy and reflect the Corporation’s best estimate of market participants’ pricing of the assets as well as the general condition of the assets.

6.	Derivative warrant liabilities:

In connection with the Canadian public offering closed on May 9, 2018, the Corporation issued a total 10,959,500 warrants. Each warrant entitles the holder thereof to acquire one common share at an exercise price of CAD $1.31 at any time until May 9, 2023. The warrants issued are derivative warrant liabilities given the warrant indenture contains certain contingent provisions that allow for cash settlement.

In connection with the U.S. public offering on December 27, 2017, the Corporation issued a total of 9,802,935 warrants. Each warrant entitles the holder thereof to acquire one common share at an exercise price of $1.26 at any time until December 27, 2022. The warrants issued are derivative warrant liabilities given the currency of the exercise price is different from the Corporation’s functional currency.

The derivative warrant liabilities are measured at fair value at each reporting period and the reconciliation of changes in fair value is presented in the following tables:

	Warrant liabilities issued May 2018		Warrant liabilities issued December 27, 2017
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	$	$	$	$
Balance – beginning of period	2,597	1,146	2,622	1,247
Change in fair value	(296)	378	(347)	131
Translation effect	38	80	37	89
Balance – end of period	2,339	1,604	2,312	1,467

Fair value per share issuable	0.35	0.23	0.33	0.21

The fair value of the derivative warrant liabilities was estimated using the Black-Scholes option pricing model and based on the following assumptions:

	Warrant liabilities issued May 2018				Warrant liabilities issued December 27, 2017
	June 30, 2021		March 31, 2021		June 30, 2021		March 31, 2021
Exercise price	CAD$	1.31	CAD$	1.31	USD$	1.26	USD$	1.26
Share price	CAD$	0.70	CAD$	0.76	USD$	0.56	USD$	0.60
Risk-free interest		0.97%		1.39%		0.87%		0.92%
Estimated life (years)		1.86		2.11		1.49		1.74
Expected volatility		163.54%		156.00%		178.31%		171.12%
Dividend	nil		nil			nil		nil

ACASTI PHARMA INC.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

(Expressed in thousands of U.S. dollars except share data)

Three-month periods ended June 30,2021 and 2020

7.	Capital and other components of equity:

(a)	“At-the-market” sales agreement:

On February 14, 2019, the Corporation entered into an ATM sales agreement with B. Riley FBR, Inc. (“B. Riley”) pursuant to which the common shares may be sold from time to time for aggregate gross proceeds of up to $30 million, with sales only being made on the NASDAQ Stock Market. The common shares would be issued at market prices prevailing at the time of the sale and, as a result, prices may vary between purchasers and during the period of distribution. The ATM has a 3-year term and requires the Corporation to pay between 3% and 4% commission to B. Riley based on volume of sales made. On June 29, 2020, the Corporation entered into an amended and restated sales agreement (the “Sales Agreement”) with B. Riley, Oppenheimer& Co. Inc. and H.C. Wainwright & Co., LLC (collectively, the “Agents”) to amend the existing ATM program. Under the terms of the Sales Agreement, which has a three-year term, the Corporation may issue and sell from time-to-time common shares having an aggregate offering price of up to $75,000,000 through the Agents. Subject to the terms and conditions of the Sales Agreement, the Agents will use their commercially reasonable efforts to sell the common shares from time to time, based upon the Corporation’s instructions. The Corporation has no obligation to sell any of the common shares and may at any time suspend sales under the Sales Agreement. The Corporation and the Agents may terminate the Sales Agreement in accordance with its terms. Under the terms of the Sales Agreement, the Corporation has provided the Agents with customary indemnification rights and the Agents will be entitled to compensation, at a commission rate equal to 3.0% of the gross proceeds from each sale of the common shares. The remaining balance of the costs incurred during February 2019 for an amount of $115 were written off to financing expenses.

During the three-month period ended June 30, 2021, no common shares were sold under the ATM program. During the three-month period ended June 30, 2020, 2.3 million common shares were sold for total net proceeds of approximately $1.8 million with commission, legal and costs related to the share sale amounting to $84. The shares were sold at the prevailing market prices, which resulted in an average price of approximately $0.81 per share. Accordingly, proportional costs of $10 related to the common shares sold, have been reclassified from deferred financings costs to equity.

(b)	Warrants:

The warrants of the Corporation are composed of the following as at June 30, 2021, and March 31, 2021:

	June 30, 2021		March 31, 2021
	Number outstanding	Amount	Number outstanding	Amount
		$		$
Liability
May 2018 public offering warrants 2018 (i)	6,593,750	2,339	6,593,750	2,597
Series December 2017 U.S. public offering warrants 2017 (ii)	7,072,962	2,312	7,072,962	2,622
	13,666,712	4,651	13,666,712	5,219

Equity
Public offering warrants
Public offering Broker warrants May 2018(iii)	1	-	1	-
Series December 2017 US Broker warrants (iv)	259,121	161	259,121	161
Public offering warrants February 2017 (v)	1,723,934	631	1,723,934	631
	1,983,056	792	1,983,056	792

(i)	Warrant to acquire one Common Share at an exercise price of CAD $1.31, expiring on May 9, 2023.
(ii)	Warrant to acquire one Common Share at an exercise price of $1.26, expiring on December 27, 2022.
(iii)	Warrant to acquire one Common Share at an exercise price of CAD $1.05, expiring on May 9, 2023.
(iv)	Warrant to acquire one Common Share at an exercise price of $1.2625, expiring on December 19, 2022.
(v)	Warrant to acquire one Common Share at an exercise price of CAD $2.15, expiring on February 21, 2022.

ACASTI PHARMA INC.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

(Expressed in thousands of U.S. dollars except share data)

8.	Government assistance:

Government assistance is comprised of a government grant from the Canadian federal government and research and development investment tax credits receivable from the Quebec provincial government, which relate to qualifiable research and development expenditures under the applicable tax laws. The amounts recorded as receivables are subject to a government tax audit and the final amounts received may differ from those recorded. For the three-month periods ended June 30, 2021, and June 30, 2020, the Corporation recorded nil and $50 respectively, as a reduction of research and development expenses in the Statement of Loss and Comprehensive Loss.

In September 2019, the Corporation was awarded up to CAD $750,000 in non-dilutive and non-repayable funding from the National Research Council of Canada Industrial Research Assistance Program (“NRC IRAP”) to apply towards eligible research and development disbursements of the Corporation’s unique commercial production platform for CaPre. In October 2020, the Corporation received correspondence from the NRC IRAP that the eligible amount awarded to the Corporation for non-dilutive and non-repayable funding was reduced from up to CAD $750,000 to up to CAD $326,357. During the three-month period ended June 30, 2021, and June 30, 2020, the Corporation claimed nil and $26 respectively, in connection with this program, which has been recorded as a reduction of research and development expenses in the Consolidated Statements of Loss and Comprehensive Loss.

9.	Net financial income (expenses):

	Three-month periods ended
	June 30, 2021	June 30, 2020
	$	$
Foreign exchange gain (loss)	(755)	60
Financing costs	-	(121)
Change in fair value of warrant liabilities	643	(509)
Interest income	139	25
Financial income (expenses)	27	(545)

10.	Stock based compensation:

At June 30, 2021, the Corporation has in place a stock option plan for directors, officers, employees, and consultants of the Corporation (“Stock Option Plan”). An amendment of the Stock Option Plan was approved by shareholders on September 30, 2020. The amendment provides for an increase to the existing limits for common shares reserved for issuance under the Stock Option Plan as well as certain changes to the minimum vesting period applicable to options granted to directors under the Stock Option Plan. The Stock Option Plan continues to provide for the granting of options to purchase common shares. The exercise price of the stock options granted under this amended plan is not lower than the closing price of the common shares on the TSXV at the close of markets the day preceding the grant. The maximum number of common shares that may be issued upon exercise of options granted under the amended Stock Option Plan was increased from 11,719.910 representing 15% of the issued and outstanding common shares as of April 9, 2019, to 14,533,881 representing 15% of the issued and outstanding common shares as of August 26, 2020. The terms and conditions for acquiring and exercising options are set by the Corporation’s Board of Directors, subject among others, to the following limitations: the term of the options cannot exceed ten years and (i) all options granted to a director will be vested evenly on a monthly basis over a period of at least twelve (12) months, and (ii) all options granted to an employee will be vested evenly on a quarterly basis over a period of at least thirty-six (36) months.

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

ACASTI PHARMA INC.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

(Expressed in thousands of U.S. dollars except share data)

Three-month periods ended June 30,2021 and 2020

10.	Stock based compensation (continued):

The following table summarizes information about activities within the Stock Option Plan for the nine-month periods ended:

	June 30, 2021		June 30, 2020
	Weighted average exercise price	Number of options	Weighted average exercise price	Number of options
	CAD$		CAD$
Outstanding at beginning of period	1.04	7,294,919	1.00	9,936,486
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	1.30	(63,941)	-	-
Expired	-	-	-	-
Outstanding at end of period	1.04	7,230,978	1.00	9,936,486

Exercisable at end of period	1.14	5,376,373	1.28	4,132,146

No stock options were granted during the three periods ended June 30, 2021, and June 30, 2020. Compensation expense recognized under the Stock Option Plan for the three-month periods ended June 30, 2021, and June 30, 2020, was as follows:

	Three-month periods ended
	June 30, 2021	June 30, 2020
	$	$
Research and development expenses	50	141
General and administrative expenses	103	348
Sales and marketing expenses	-	143
	153	632

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

11.	Supplemental cash flow disclosure:

(a)	Changes in non-cash operating items:

	Three-month periods ended
	June 30, 2021	June 30, 2020
	$	$
Receivables	93	71
Prepaid expenses	(653)	294
Trade and other payables	27	(1,544)
	(533)	(1,179)

ACASTI PHARMA INC.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

(Expressed in thousands of U.S. dollars except share data)

Three-month periods ended June 30,2021 and 2020

12.	Commitments and contingencies:

In the ordinary course of business, the Corporation is at times subject to various legal proceedings and disputes. The Corporation assess its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Corporation will incur a loss and the amount of the loss can be reasonably estimated, the Corporation records a liability in its consolidated financial statements. These legal contingencies may be adjusted to reflect any relevant developments. Where a loss is not probable or the amount of loss is not estimable, the Corporation does not accrue legal contingencies. While the outcome of legal proceedings is inherently uncertain, based on information currently available, management believes that it has established appropriate legal reserves. Any incremental liabilities arising from pending legal proceedings are not expected to have a material adverse effect on the Corporations financial position, results of operations, or cash flows. However, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Corporation’s financial position, results of operations, or cash flows. No reserves or liabilities have been accrued as at June 30, 2021.

(a)	Take or pay contract:

On October 25, 2019, the Corporation signed a supply agreement with Aker Biomarine Antartic. AS (“Aker”), to purchase raw krill oil product for a committed volume of commercial starting material for CaPre for a total value of $3.1 million (take or pay). The delivery of the products must be completed by October 31, 2021. As at June 30, 2021, the remaining balance of the commitment with Aker amounts to $2.8 million. There are no termination provisions within the supply agreement. Management is currently assessing whether the Corporation can recover value from the raw krill oil product and given the uncertainty of recoverability, there is a risk that the Corporation may have a loss on this contract in the near term.

(b)	Success fees

On September 23, 2020, the Corporation engaged Oppenheimer & Co., Inc., as its financial advisor to assist in the formal process to explore and evaluate strategic alternatives to enhance shareholder value. This arrangement includes the remaining fees of $800 based on the closing of the Proposed Transaction.

In October 2020 in connection with its strategic review process, the Corporation entered into retention incentive agreements with the Chief Executive Officer (“CEO”) and Chief Operating Officer (“COO”). The Agreements provide that the Corporation will pay each of the CEO and COO an amount of up to $125 in the event that certain milestones are met in relation to the monetization by the Corporation of its assets.

13.	Subsequent events:

NASDAQ communication

On July 23, 2021, it was announced that on July 12, 2021 the NASDAQ Hearings Panel issued its decision, which extended the time for the Corporation to regain compliance with Listing Rule 5550(a) relating to the NASDAQ’s $1.00 minimum bid price requirement, subject to the following: 1) on or before August 26, 2021, the Corporation will hold a shareholders meeting to obtain approval for a share consolidation if needed at a ratio that will allow for long term compliance with Listing Rule 5550(a); and 2) on or before September 10, 2021, the Corporation will have regained compliance with Listing Rule 5550(a). The approval by NASDAQ of (i) the continued listing of the Corporation’s common shares on NASDAQ following the effective time of the merger and (ii) the listing of the Corporation’s common shares being issued to Grace stockholders in connection with the merger on NASDAQ at or prior to the effective time are conditions to the closing of the merger.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This management’s discussion and analysis, or MD&A, is presented in order to provide the reader with an overview of the financial results and changes to our balance sheet as at June 30, 2021, and for the three-month periods then ended. This MD&A explains the material variations in our results of operations, balance sheet and cash flows for the three-month periods ended June 30, 2021, and June 30, 2020.

Market data, and certain industry data and forecasts included in this MD&A, were obtained from internal corporation surveys and market research and those conducted by third parties hired by us, publicly available information, reports of governmental agencies and industry publications, and independent third-party surveys. We have relied upon industry publications as our primary sources for third-party industry data and forecasts. Industry surveys, publications and forecasts generally state that the information they contain has been obtained from sources believed to be reliable, but that the accuracy and completeness of that information is not guaranteed. We have not independently verified any of the data from third-party sources or the underlying economic assumptions they have made. Similarly, internal surveys, industry forecasts and market research, which we believe to be reliable based upon our management’s or contracted third parties’ knowledge of our industry, have not been independently verified. Our estimates involve risks and uncertainties, including assumptions that may prove not to be accurate, and these estimates and certain industry data are subject to change based on various factors, including those discussed in this quarterly report and in our most recently filed annual report on Form 10-K.

This MD&A, approved by the Board of Directors on August 12, 2021, should be read in conjunction with our unaudited condensed consolidated interim financial statements for the three-month periods ended June 30, 2021, and 2020 included in this quarterly report. Our interim financial statements were prepared in accordance with generally accepted accounting principles issued by the Financial Accounting Standards Board in the United States, or GAAP.

All amounts appearing in this MD&A for the period-by-period discussions are in thousands of U.S. dollars, except share and per share amounts or unless otherwise indicated.

Business Overview

We are a biopharmaceutical innovator that has historically focused on the research, development, and commercialization of cardiometabolic prescription drugs using omega-3, or OM3 fatty acids derived from krill oil delivered both as free fatty acids and bound-to-phospholipid esters. OM3 fatty acids have extensive clinical evidence of safety and efficacy in lowering triglycerides in patients with hypertriglyceridemia, or HTG. Our lead product candidate was CaPre, an OM3 phospholipid therapeutic. As a result of missing the primary endpoint in each of our two TRILOGY phase 3 trials, we publicly disclosed that our board of directors had commenced a formal process to explore and evaluate a range of strategic alternatives to enhance shareholder value, and that it had engaged Oppenheimer & Co. as its financial advisor to assist in that process. Since that announcement, we continue to maintain an active pharmaceutical development business, including retaining key research and development, finance, and administrative personnel. We have completed a pooled analysis of the TRILOGY data and we have prepared a manuscript for publication, which has been submitted to a major journal. We continue to manage ongoing regulatory filing obligations with the Federal Drug Administration, or the FDA, and evaluate potential strategic partnerships for the continued clinical development of CaPre. We also continue to maintain and further develop valuable pharmaceutically relevant assets including additional patent filings and ongoing prosecutions, and maintenance of our commercial manufacturing equipment. Since September 2020, we increased our available cash by approximately $54.4 million through financing activities, which has served to strengthen our balance sheet while providing additional flexibility and leverage while we worked through our strategic evaluation process for the Company and advancement of a potential commercial partnership for CaPre. On May 7, 2021, we announced our intent to acquire Grace through an acquisition. Grace is a New Jersey-based life sciences company focused on novel and innovative drug delivery technologies designed to improve clinical outcomes in rare and orphan disease treatments. Grace’s scientific and product development efforts are focused in cardiovascular, central nervous system and gastrointestinal disorders.

Recent Developments

TRILOGY 1 & 2 Topline Results

Our two Phase 3 clinical trials, designated as TRILOGY 1 & 2 randomized a total of 242 and 278 patients respectively, and were designed to evaluate the efficacy, safety, and tolerability of CaPre in patients with severe hypertriglyceridemia. The top-line results were announced on January 13, 2020, and August 31, 2020, respectively, and neither TRILOGY 1 nor TRILOGY 2 met its primary endpoint for lowering triglycerides at 12 weeks due to an unexpectedly large placebo effect. CaPre was well tolerated in TRILOGY, with a safety profile similar to placebo, and consistent with our previously conducted Phase 2 and 3 studies. Given the outcome of the TRILOGY studies we will not file a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) for patients with severe hypertriglyceridemia, and we do not plan to conduct additional clinical trials for CaPre. Instead, we plan to continue to advance discussions with third parties who are interested in pursuing clinical development and regulatory approval for CaPre.

Engaged Oppenheimer & Co. Inc. to Assist in Strategic Review

On September 29, 2020, we announced that we had commenced a formal process to explore and evaluate strategic alternatives to enhance shareholder value. Towards this end, we engaged Oppenheimer & Co., Inc. as our financial advisor to assist in the process. We have devoted significant time and resources to identifying and evaluating strategic alternatives, which led to the pending transaction with Grace announced on May 7, 2021. However, there can be no assurance that our proposed merger with Grace will close, or of the timing of any such outcome. We have also devoted significant time and resources to identify and evaluate potential strategic partnerships for CaPre; however, there can be no assurance that such activities will result in any agreements or transactions that will enhance shareholder value. We do not intend to make any further disclosures regarding the strategic process for CaPre unless and until a specific course of action is approved by our board of directors.

Definitive Agreement to Acquire Grace Therapeutics, Inc.

On May 7, 2021, we announced a definitive agreement to acquire Grace. Subject to shareholder approval, and the subsequent completion of the Proposed Transaction, we will acquire Grace’s pipeline of drug candidates addressing critical unmet medical needs for the treatment of rare and orphan diseases. The Proposed Transaction has been approved by the boards of directors of both companies and is supported by a majority of Grace stockholders through voting and lock-up agreements with Acasti. The transaction remains subject to approval of our shareholders, as well as applicable stock exchanges.

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

Management and Operations

Subject to shareholder approval of the Proposed Transaction, the combined companies will be led by Jan D’Alvise as President and CEO and will continue to maintain our corporate headquarters in Laval, Quebec, Canada. It is expected that all Grace employees will transition to Acasti, and they will continue to maintain a research and development laboratory and commercial presence in North Brunswick, New Jersey. The new board of directors of the combined company will be composed of 4 representatives from Acasti and 3 representatives from Grace.

About the Proposed Transaction

Pending approval by our shareholders as well as applicable stock exchange approvals, Grace will merge with a new wholly owned subsidiary of Acasti. Grace stockholders will receive newly issued Acasti common shares pursuant to an equity exchange ratio formula set forth in the merger agreement. Under the terms of the definitive agreement, immediately following the consummation of the Proposed Transaction, Acasti’s shareholders on a pro forma basis would own not less than 55%, but as high as 58% of the combined company’s common shares, and Grace’s stockholders would own between 42% and 45% of the combined company’s common shares, in each case calculated on a fully-diluted basis, subject to upward adjustments in favor of Acasti shareholders based on each company’s capitalization and net cash balance as set forth in the merger agreement. For illustrative purposes, assuming no adjustments for each company’s capitalization and net cash balance and based on 208,375,549 Acasti common shares currently issued and outstanding, an aggregate of up to approximately 150,000,000 Acasti common would be issued to Grace stockholders as consideration for the Proposed Transaction.

In connection with the entering into the merger agreement, all significant stockholders of Grace have entered into voting and lock-up agreements with Acasti pursuant to which they have agreed, amongst other things to (i) vote their shares of Grace in favor of the Proposed Transaction, (ii) be subject to lock-up provisions for a period of 12 months (subject to certain exceptions), and (iii) support the election of board nominees specified in the voting and lock-up agreements through the 2023 annual general meeting of shareholders.

The Proposed Transaction is expected to close in the calendar third quarter of 2021, immediately following approval at an Acasti shareholders meeting, which is scheduled for August 26, 2021, as well as satisfaction of other closing conditions by each company specified in the definitive agreement.

Nasdaq Update

On May 11, 2021, Acasti received written notice from the NASDAQ Listing Qualifications Department notifying Acasti that based upon Acasti’s non- compliance with the $1.00 bid price requirement set forth in NASDAQ Listing Rule 5550(a) as of May 10, 2021, Acasti common shares were subject to delisting unless Acasti timely requested a hearing before the NASDAQ Hearings Panel. Acasti requested a hearing, which stayed any further action by NASDAQ pending the conclusion of the hearing process.

At the hearing on June 17, 2021, Acasti presented a detailed plan of compliance for the NASDAQ Hearing Panel’s consideration, which included Acasti’s commitment to implement a share consolidation if needed in connection with the Proposed Transaction.

On July 23, 2021, it was announced that on July 12, 2021 the NASDAQ Hearings Panel issued its decision, which extended the time for Acasti to regain compliance with Listing Rule 5550(a), subject to the following: 1) on or before August 26, 2021, Acasti will hold a shareholders meeting to obtain approval for a share consolidation if needed at a ratio that will allow for long term compliance with Listing Rule 5550(a); and 2) on or before September 10, 2021, Acasti will have regained compliance with Listing Rule 5550(a). The approval by NASDAQ of (i) the continued listing of Acasti’s common shares on NASDAQ following the effective time of the merger and (ii) the listing of the Acasti common shares being issued to Grace stockholders in connection with the merger on NASDAQ at or prior to the effective time are conditions to the closing of the merger.

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

Basis of Presentation of the Financial Statements

Our Condensed Consolidated Interim Financial Statements, which include the accounts of our wholly owned subsidiary, Acasti Innovations AG, have been prepared in accordance with GAAP, and the rules and regulations of the U.S. Securities and Exchange Commission, or the SEC, related to interim reports filed on Form 10-Q. All intercompany transactions and balances are eliminated on consolidation.

The following summarizes the principal conditions or events relevant to the Corporation’s going concern assessment, which primarily considers the period of one year from the issuance date of these financial statements. We have incurred operating losses and negative cash flows from operations since our inception. In prior years there was substantial doubt regarding our ability to realize our assets and discharge our liabilities and commitments in the ordinary course of business. Our assets as at June 30, 2021, include cash and cash equivalents and short-term investments totaling $57.7 million. Our current liabilities total $2.3 million as at June 30, 2021 and are comprised primarily of amounts due to or accrued for creditors.

Our ability to continue as a going concern is dependent upon our ability to achieve a successful completion of our proposed merger with Grace or another strategic alternative and ultimately generate cashflows to meet our obligations. To date, we have financed our operations primarily through public offerings of common shares, private placements, and the proceeds from research tax credits, and will require additional financing in the future. There is no assurance that our proposed merger with Grace or another strategic transaction will be consummated as such transaction is not wholly within our control. As a result of our current liquidity profile, the reduction of operating expenses and our limited liabilities, management has assessed that substantial doubt no longer exists regarding our ability to continue as a going concern for one year from the issuance date of these financial statements.

Comparative Financial Information for the Three-Month Periods Ended June 30, 2021, and 2020

	Three-month periods ended
	June 30, 2021	June 30, 2020
	$	$
Net loss	(3,118)	(4,666)
Basic and diluted (loss) per share	(0.01)	(0.05)
Total assets	60,453	20,142
Working capital[1]	58,042	7,985
Total non-current financial liabilities	4,651	3,127
Total shareholders’ equity	53,457	11,036

1 Working capital is calculated by subtracting current liabilities from current assets. Because there is no standard method endorsed by GAAP requirements, the results may not be comparable to similar measurements presented by other public companies.

Statement of Net Loss

	Three-month periods ended
	June 30, 2021	June 30, 2020
	$	$
Research and development expenses	(469)	(1,756)
General and administrative expenses	(2,676)	(1,649)
Sales and marketing expenses	-	(716)

Financial Income (expenses)	27	(545)

Net loss	(3,118)	(4,666)

Results of Operations for the Three-Month Periods Ended June 30, 2021, and 2020

The net loss of $3,118 or $0.01 per share for the three months ended June 30, 2021, decreased by $1,548 from the net loss of $4,666 or $0.05 per share for the three months ended June 30, 2020.

The reduction in net loss resulted primarily from a decrease in research and development expenses of $1,287 the TRILOGY Phase 3 clinical program for CaPre has been completed. Sales and marketing expenses also decreased by $716 as a result of the discontinuation of CaPre commercialization activities due to the primary endpoint not being met in our TRILOGY 2 Phase 3 clinical trials. These decreases are offset by an increase of $1,027 related to General and administrative expenses from the prior period, due to legal and professional fees incurred in relation to the Proposed Transaction.

Net financial expenses decreased by $572 to a gain of $27 for the three months ended June 30, 2021, as compared to net financial expenses of $545 for the three months ended June 30, 2020. This is due mostly to a decrease from the change in fair value of the derivative warrant liability as compared to the comparative fiscal quarter in 2020 caused by a proportionately higher decrease in our quarter over quarter closing share price.

Two separate derivative warrant liabilities are included in the statement of financial position as at June 30, 2021, and June 30, 2020. These derivative warrant liabilities stem from the financing transactions that took place in May 2018 and December 2017. The derivative warrant liabilities are re-measured to fair value at each reporting date using the Black-Scholes option pricing model. The valuations are mainly driven by the fluctuation in our share price resulting in an increased or decreased loss or gain related to the change in fair value of the warrant liabilities and increasing or decreasing the corresponding liability in the balance sheet.

Breakdown of Major Components of the Statement of Loss and Comprehensive Loss

Research and development expenses
	Three Months Ended
	June 30, 2021	June 30, 2020
	$	$
Salaries and benefits	294	434
Research contracts	76	499
Professional fees	16	154
Other	33	59
Government grants & tax credits	-	(76)
Sub-total	419	1,070
Stock-based compensation	50	141
Depreciation and amortization	-	545
Total	469	1,756

General and administrative expenses
	Three Months Ended
	June 30, 2021	June 30, 2020
	$	$
Salaries and benefits	327	358
Professional fees	1,941	702
Other	305	241
Sub-total	2,573	1,301
Stock-based compensation	103	348
Depreciation	-	-
Total	2,676	1,649

Sales and marketing expenses
	Three Months Ended
	June 30, 2021	June 30, 2020
	$	$
Salaries and benefits	-	390
Professional fees	-	98
Other	-	85
Sub-total	-	573
Stock-based compensation	-	143
Total	-	716

During the three months ended September 30, 2020, we released our TRILOGY 2 Phase 3 clinical study results for CaPre. TRILOGY 2 failed to meet the primary endpoint, and consequently we will not be filing an NDA with the FDA. In addition to winding down our clinical programs for CaPre, we have discontinued our marketing activities to reduce operating expenses, while we evaluated a range of strategic alternatives. As a result, research and development expenses before depreciation, amortization and stock-based compensation expense for the three months ended June 30, 2021, totaled $419 compared to $1,070 for the three months ended June 30, 2020. The net decrease was mainly attributable to a reduction in research contracts associated with the completed TRILOGY trials as well as a reduction in headcount within the research and development and marketing departments.

General and administrative expenses totaled $2,573 before depreciation and stock-based compensation expense for the three-months ended June 30, 2021, and increased by $1,272 from $1,301 for the three months ended June 30, 2020. This increase is a result of increased legal and professional fees related to the Proposed Transaction.

Sales and marketing expenses were nil for the three months ended June 30, 2021, compared to $573 for the three months ended June 30, 2020. The decrease was due to an end to planned pre-launch marketing activities for CaPre.

Stock-based compensation expense decreased by $479 for the three-month period ended June 30, 2021, amount to a loss of $153, as compared to a loss of $632 for the three-month period ended June 30, 2020. The decrease in expense is due to forfeited options as well as the fact that no options have been granted in the three-month period ended June 30, 2021.

The depreciation expense decreased by $545 for the three-month period ended June 30, 2021, to nil as compared to $545 for the three-month period ended June 30, 2020. This is due to the impact of the equipment being classified as held for resale and no additional depreciation recognized.

Liquidity and Capital Resources

Share Capital Structure

Our authorized share capital consists of an unlimited number of Class A, Class B, Class C, Class D and Class E shares, without par value. Issued and outstanding fully paid shares, stock options, restricted shares units and warrants, were as follows for the periods ended:

	June 30, 2021 Number outstanding	March 31, 2021 Number outstanding
Class A shares, voting, participating and without par value	208,375,549	208,375,549
Stock options granted and outstanding	7,230,978	7,294,919
May 2018 public offering of warrants exercisable at CAD$1.31 until May 9, 2023	6,593,750	6,593,750
Public offering broker warrants May 2018 exercisable at CAD$1.05 until May 9, 2023	1	1
December 2017 U.S. public offering of warrants exercisable at US$1.26 until December 19, 2022	7,072,962	7,072,962
December 2017 U.S. broker warrants exercisable at US$1.2625 until December 27, 2022	259,121	259,121
February 2017 public offering of warrants exercisable at CAD$2.15 until February 21, 2022	1,723,934	1,723,934

Total fully diluted shares	231,256,295	231,320,236

Cash Flows and Financial Condition Between the Three-Months Ended June 30, 2021, and 2020

Summary

As at June 30, 2021, cash and cash equivalents totaled $40,975, a net increase of $28,853 compared to cash and cash equivalents totaling $12,122 at June 30, 2020.

Operating activities

During the three months ended June 30, 2021, and June 30, 2020, the Corporation’s operating activities used cash of $3,401 and $4,169, respectively, further modified by changes in working capital, excluding cash.

Investing activities

During the three-months ended June 30, 2021, the Corporation’s investing activities used cash of $6,927, compared to cash used of $36 for the three months ended June 30, 2020. The increase in cash used of $6,891 is due to the increase in investments held and invested.

Financing activities

During the three-months ended June 30, 2021, the Corporation’s financing activities provided cash totaling nil, compared to cash generated of $1,635 due to proceeds from the sale of shares under the ATM program during the three months ended June 30, 2020.

ATM program

On February 14, 2019, the Corporation entered into an ATM sales agreement with B. Riley pursuant to which the common shares may be sold from time to time for aggregate gross proceeds of up to $30 million, with sales only being made on the NASDAQ Stock Market. The common shares would be issued at market prices prevailing at the time of the sale and, as a result, prices may vary between purchasers and during the period of distribution. The ATM has a 3-year term and requires the Corporation to pay between 3% and 4% commission to B. Riley based on volume of sales made. On June 29, 2020, the Corporation entered into the Sales Agreement the Agents to amend the existing ATM program. Under the terms of the Sales Agreement, which has a three-year term, the Corporation may issue and sell from time-to-time common shares having an aggregate offering price of up to $75,000,000 through the Agents. Subject to the terms and conditions of the Sales Agreement, the Agents will use their commercially reasonable efforts to sell the common shares from time to time, based upon the Corporation’s instructions. The Corporation has no obligation to sell any of the common shares and may at any time suspend sales under the Sales Agreement. The Corporation and the Agents may terminate the Sales Agreement in accordance with its terms. Under the terms of the Sales Agreement, the Corporation has provided the Agents with customary indemnification rights and the Agents will be entitled to compensation, at a commission rate equal to 3.0% of the gross proceeds from each sale of the common shares. The remaining balance of the costs incurred during February 2019 for an amount of $115 were written off to financing expenses.

During the three-month period ended June 30, 2021, no common shares were sold under the ATM program. During the three-month period ended June 30, 2020, 2.3 million common shares were sold for total net proceeds of approximately $1.8 million with commission, legal and costs related to the share sale amounting to $84. The shares were sold at the prevailing market prices, which resulted in an average price of approximately $0.81 per share. Accordingly, proportional costs of $10 related to the common shares sold, have been reclassified from deferred financings costs to equity.

Financial Position

The following table details the significant changes to the statements of financial position as at June 30, 2021, compared to the prior fiscal year end at March 31, 2021:

Accounts	Increase (Decrease) $	Comments
Cash and cash equivalents	(9,967)	See cash flow statement
Investments	6,958	Increase in cash available to invest
Receivables	(82)	Timing of reimbursement of sales taxes
Prepaid expenses	1,096	Renewal of insurance contract and other prepaid expenses
Other assets	5	Foreign exchange
Equipment	5	Foreign exchange
Right of use asset	(20)	Adjustment to the net present value of lease contract for Sherbrooke
Trade and other payables	788	Timing of payments net of accruals
Derivative warrant liabilities	568	Change in fair value of derivative warrants
Lease liability	(20)	Payment of lease liability

See the statement of changes in equity in our financial statements for details of changes to the equity accounts during the three-months periods ended June 30, 2021, and 2020.

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

Assets Held for Sale

During the period we committed to a plan and are actively marketing for sale, Other Assets and Equipment which have met the criteria for classification of assets held for sale:

	June 30, 2021	March 31, 2021
	$	$
Other assets	392	387
Equipment	386	381
	778	768

Other assets

Other assets represent krill oil (RKO) held that was expected to be used in the conduct of research and development activities and commercial inventory scale up related to the development and commercialization of the CaPre drug. Given that the development of CaPre will no longer be pursued, we expected to sell this reserve. The Other asset is being recorded at the fair value less costs to sell. Management’s estimate of the fair value of the RKO less cost -to sell, is based primarily on estimated market prices at year end obtained from an appraiser specializing in the krill oil market. Market prices have not changed materially since year end. These projections are based on Level 3 inputs of the fair value hierarchy and reflect management’s best estimate of market participants’ pricing of the assets as well as the general condition of the asset.

Equipment

June 30, 2021	Cost, net of impairment	Accumulated depreciation	Net book value
	$	$	$
Furniture and office equipment	17	(5)	12
Computer equipment	95	(30)	65
Laboratory equipment	592	(442)	150
Production equipment	1,195	(1,036)	159
	1,899	(1,513)	386

Equipment is made up of laboratory, production, computer, and office equipment that was utilized in the development of CaPre. Similarly, to the intangible assets and Other assets, the announcement of the failed Phase 3 clinical trials resulted in an impairment trigger for the laboratory and production equipment. The impairment loss is based on management’s estimate of the fair value of the equipment less cost -to sell, which is based primarily on estimated market prices obtained from brokers specialized in selling used equipment. These projections are based on Level 3 inputs of the fair value hierarchy and reflect our best estimate of market participants’ pricing of the assets as well as the general condition of the assets.

Derivative Warrant Liabilities

A total of 10,959,500 warrants were issued as part of our May 2018 public offering in Canada and recognized as derivative warrant liabilities with a fair value at inception of $3,323. As of June 30, 2021, the derivative warrant liability for the remaining 6,593,750 warrants totaled $2,339, which represents the fair value of these warrants as at June 30, 2021. The weighted average fair value of the warrants issued in the May 2018 public offering in Canada was determined to be CAD $0.39 per warrant at inception and approximately CAD $0.44 (US $0.35) per warrant as at June 30, 2021.

On December 27, 2017, 9,802,935 warrants were issued as part of our U.S. public offering and recognized as derivative warrant liabilities with a fair value at inception of $4,548. The December 2017 warrants are derivative warrant liabilities for accounting purposes due to the currency of the exercise price (US$) being different from our Canadian dollar functional currency. As of June 30, 2021, the derivative warrant liability for the remaining 7,072,962 warrants totaled $2,312, which represents the fair value of these warrants as at June 30, 2021. The weighted average fair value of the 2017 warrants issued was determined to be CAD $0.60 per warrant at inception and approximately CAD $0.41 (US $0.33) per warrant as at June 30, 2021.

The variance in the fair value of both existing derivative warrant liabilities as at June 30, 2021, is mostly due to the fluctuations in our share price and the dilution factor.

Contractual Obligations and Commitments

As at June 30, 2021, our liabilities totaled $6,996 of which $2,345 was due within 1 year, and $4,651 related to derivative warrant liabilities that are expected to be settled in common shares.

A summary of the contractual obligations at June 30, 2021, is as follows:

Contractual Obligations	Total	Less than 1 year	1 to 3 years	More than 3 years
	$	$	$	$
Trade and other payables	2,279	2,279	-	-
Operating lease obligations	66	66	-	-
RKO supply agreement	2,800	2,800	-	-

Total	5,145	5,145	-	-

Lease

On March 5, 2020, we renewed the lease agreement for our research and development and quality control laboratory facility located in Sherbrooke, Québec, resulting in an obligation of $160 over 24 months of the lease term. As at June 30, 2021, the remaining balance of the commitment amounted to $66.

RKO supply agreement

On October 25, 2019, the Corporation signed a supply agreement with Aker, to purchase raw krill oil product for a committed volume of commercial starting material for CaPre for a total value of $3.1 million (take or pay). The delivery of the products must be completed by October 31, 2021. As at June 30, 2021, the remaining balance of the commitment with Aker amounts to $2.8 million. There are no termination provisions within the supply agreement. Management is currently assessing whether the Corporation can recover value from the raw krill oil product and given the uncertainty of recoverability, there is a risk that the Corporation may have a loss on this contract in the near term.

Financial advisor agreement

On September 23, 2020, the Corporation engaged Oppenheimer & Co., Inc., as its financial advisor to assist in the formal process to explore and evaluate strategic alternatives to enhance shareholder value. This arrangement includes fees the remaining fees of $800 to be paid by the Corporation based on the successful outcome of the strategic process.

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

Estimates and assumptions include the measurement of derivative warrant liabilities, stock-based compensation, assets held for sale and the take or pay contract. Estimates and assumptions are also involved in measuring the accrual of services rendered with respect to research and development expenditures at each reporting date and determining which research and development expenses qualify for research and development tax credits and in what amounts. We recognize the tax credits once we have reasonable assurance that they will be realized. Recorded tax credits are subject to review and approval by tax authorities and, therefore, could be different from the amounts recorded. Estimates and assumptions are also utilized in the assessment of impairment of deferred financing costs, equipment, and intangibles.

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

Financial Instruments

Credit risk

Credit risk is the risk of a loss if a customer or counterparty to a financial asset fails to meet its contractual obligations. We have credit risk relating to cash, cash equivalents and marketable securities, which we manage by dealing only with highly rated financial institutions. The carrying amount of financial assets, as disclosed in the statements of financial position, represents our credit exposure at the reporting date.

Currency risk

We are exposed to the financial risk related to the fluctuation of foreign exchange rates and the degrees of volatility of those rates. Foreign currency risk is limited to the portion of our business transactions denominated in currencies other than the Canadian dollar. Fluctuations related to foreign exchange rates could cause unforeseen fluctuations in our operating results.

A portion of our expenses, mainly related to research contracts and purchase of production equipment, is incurred in U.S. dollars and in Euros, for which no financial hedging is required. There is a financial risk related to the fluctuation in the value of the U.S. dollar and the Euro in relation to the Canadian dollar. In order to minimize the financial risk related to the fluctuation in the value of the U.S. dollar in relation to the Canadian dollar, funds which were part of U.S. dollar financings continue to be invested as short-term investments in the U.S. dollar.

Furthermore, a portion of our cash and cash equivalents and marketable securities are denominated in U.S. dollars, further exposing us to fluctuations in the value of the U.S. dollar in relation to the Canadian dollar.

The following table provides an indication of our significant foreign exchange currency exposures as stated in Canadian dollars at the following dates:

	June 30, 2021		June 30, 2020
Denominated in	US $	Euro	US $	Euro

Cash and cash equivalents	48,526	-	4,695	-
Investments	15,381	-	-	-
Trade and other payables	(428)	-	(5,142)	(161)
	63,479	-	(447)	(161)

The following exchange rates are those applicable to the following periods and dates:

	June 30, 2021		June 30, 2020
	Average	Reporting	Average	Reporting

CAD$ per US$	1.2282	1.2398	1.3855	1.3576
CAD$ per Euro	1.4804	1.4702	1.5255	1.5250

Based on our foreign currency exposures noted above, varying the above foreign exchange rates to reflect a 5% strengthening of the U.S. dollar and Euro would have an increase (decrease) in net loss as follows, assuming that all other variables remain constant:

	June 30, 2021	June 30, 2020
	$	$

Increase (decrease) in net loss	3,935	(43)

An assumed 5% weakening of the foreign currencies would have an equal but opposite effect on the basis that all other variables remained constant.

Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market rates. Our exposure to interest rate risk as at June 30, 2021, and 2020 was as follows:

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

In June 2016, the Financial Accounting Standards Board, issued ASU 2016-13-Financial Instruments-Credit Losses (Topic 326), which amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost, the new guidance eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. ASU 2016-13 will affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2022. Management has not yet evaluated the impact of this ASU on the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information relating to quantitative and qualitative disclosures about market risks is detailed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, our management, with the participation of our CEO and CFO, has performed an evaluation of the effectiveness of our disclosure controls and procedures within the meaning of Rules 13a-15 (e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon this evaluation, our management has concluded that, as of June 30, 2021, our existing disclosure controls and procedures were effective. It should be noted that while our CEO and CFO believe that our disclosure controls and procedures provide a reasonable level of assurance that they are effective, they do not expect the disclosure controls and procedures to be capable of preventing all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable,  but not absolute, assurance that the objectives of the control system are met.

Changes in Internal Control over Financial Reporting

No changes were made to our internal controls over financial reporting that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are at times subject to various legal proceedings and disputes, including the proceedings specifically discussed below. We assess our liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that we will incur a loss and the amount of the loss can be reasonably estimated, we record a liability in our consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of loss is not estimable, we do not accrue legal reserves. While the outcome of legal proceedings is inherently uncertain, based on information currently available and available insurance coverage, our management believes that it has established appropriate legal reserves. Any incremental liabilities arising from pending legal proceedings are not expected to have a material adverse effect on our financial position, results of operations, or cash flows. However, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to our financial position, results of operations, or cash flows.

Litigation Related to the Proposed Transaction

In connection with the Proposed Transaction, four stockholder lawsuits have been filed:

(i)	in the United States District Court for the Southern District of New York, captioned Bisel v. Acasti Pharma Inc. et al., Case No. 1:21-cv-06051 (the “Bisel Complaint”);
(ii)	in the United States District Court for the District of Delaware, captioned Dawson v. Acasti Pharma Inc. et al., Case No. 1:21-cv-01039 (the “Dawson Complaint”);
(iii)	in the United States District Court for the Eastern District of New York, captioned Weir v. Acasti Pharma Inc. et al., Case No. 1:21-cv-04151 (the “Weir Complaint”); and
(iv)	in the United States District Court for the Southern District of New York, captioned Castaldo v. Acasti Pharma Inc. et al., Case No. 1:21-cv-06567 (the “Castaldo Complaint”) (together with the Bisel Complaint, the Dawson Complaint and the Weir Complaint, the “Complaints”));

The Complaints generally allege that Acasti’s public disclosures pertaining to the Proposed Transaction omit material facts in purported violation of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and further that members of the Board of Directors are liable for those purported omissions under Section 20(a) of the Exchange Act. The relief sought in the Complaints includes, among other things, to enjoin the consummation of the Proposed Transaction pending disclosure of sufficient information, to award damages purportedly caused by the alleged omissions, and to award plaintiffs’ attorneys’ fees and other costs.

It is possible that additional lawsuits asserting similar claims could be filed. We strongly believe the allegations in the Complaints are frivolous and without merit, and plan to vigorously defend against them.

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes from the risk factors disclosed in our most recently filed annual report on Form 10-K.

Lawsuits have been filed, and other lawsuits may be filed, against us and members of our board of directors challenging the Proposed Transaction, and an adverse ruling in any such lawsuit may delay or prevent the completion of the Proposed Transaction or result in an award of damages against us.

In connection with the Proposed Transaction, four shareholder lawsuits have been filed:

(i)	in the United States District Court for the Southern District of New York, captioned Bisel v. Acasti Pharma Inc. et al., Case No. 1:21-cv-06051 (the “Bisel Complaint”);

(ii)	in the United States District Court for the District of Delaware, captioned Dawson v. Acasti Pharma Inc. et al., Case No. 1:21-cv-01039 (the “Dawson Complaint”);

(iii)	in the United States District Court for the Eastern District of New York, captioned Weir v. Acasti Pharma Inc. et al., Case No. 1:21-cv-04151 ( the “Weir Complaint”)); and

(iv)	in the United States District Court for the Southern District of New York, captioned Castaldo v. Acasti Pharma Inc. et al., Case No. 1:21-cv-06567 (the “Castaldo Complaint”) (together with the Bisel Complaint, the Dawson Complaint and the Weir Complaint, the “Complaints”));

The Complaints generally allege that Acasti’s public disclosures pertaining to the Proposed Transaction omit material facts in purported violation of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and further that members of the Board of Directors are liable for those purported omissions under Section 20(a) of the Exchange Act. The relief sought in the Complaints includes, among other things, to enjoin the consummation of the Proposed Transaction pending disclosure of sufficient information, to award damages purportedly caused by the alleged omissions, and to award plaintiffs’ attorneys’ fees and other costs. It is possible that additional lawsuits asserting similar claims could be filed. We strongly believe the allegations in the Complaints are frivolous and without merit, and plan to vigorously defend against them. The results of complex legal proceedings are difficult to predict and could delay or prevent the completion of the Proposed Transaction. The existence of litigation relating to the Proposed Transaction could impact the likelihood of obtaining shareholder approval of the Proposed Transaction. Moreover, the pending litigation is, and any future additional litigation could be, time consuming and expensive and could divert management’s attention away from its regular business.

We have received notice from NASDAQ of non-compliance with the NASDAQ Listing Rules.

On May 11, 2021, we received written notice from the NASDAQ Listing Qualifications Department notifying us that based upon our non-compliance with the $1.00 bid price requirement set forth in NASDAQ Listing Rule 5550(a) as of May 10, 2021, our common shares were subject to delisting unless we timely requested a hearing before the NASDAQ Hearings Panel. We requested a hearing, which stayed any further action by NASDAQ pending the conclusion of the hearing process. At the hearing, on June 17, 2021, we presented a detailed plan of compliance for the NASDAQ Listing Panel’s consideration, which included our commitment to implement the reverse stock split to evidence compliance with NASDAQ’s listing rules. On July 12, 2021, the NASDAQ Hearings Panel issued its decision, which extended the time for us to regain compliance with Listing Rule 5550(a), subject to the following: 1) on or before August 26, 2021, we will hold a shareholders meeting to obtain approval for a reverse split at a ratio that will allow for long term compliance with Listing Rule 5550(a); and 2) on or before September 10, 2021, we will have regained compliance with Listing Rule 5550(a). The approval by NASDAQ of (i) the continued listing of our common shares on NASDAQ following the effective time of the Proposed Transaction and (ii) the listing of our common shares being issued to Grace stockholders in connection with the Proposed Transaction on NASDAQ at or prior to the effective time are conditions to the closing of the Proposed Transaction.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated as of May 7, 2021, among Acasti Pharma Inc., Grace Therapeutics Inc. and Acasti Pharma U.S., Inc. (incorporated by reference to Exhibit 2.1 of from Form 8-K (File No. 001-35776) filed with the Commission on May 7, 2021)

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

4.2

Warrant Indenture dated December 3, 2013, between Acasti Pharma Inc. and Computershare Trust Company of Canada (incorporated by reference to Exhibit 99.1 from Form 6-K (File No. 001-35776) filed with the Commission on December 3, 2013)

4.3

Warrant Indenture dated February 21, 2017, between Acasti Pharma Inc. and Computershare Trust Company of Canada (incorporated by reference to Exhibit 2.3 from Form 20-F (File No. 001-35776) filed with the Commission on June 27, 2017)

4.4

Warrant Agency Agreement dated December 27, 2017, between Acasti Pharma Inc. and Computershare Inc. and its wholly-owned subsidiary, Computershare Trust Company N.A. (incorporated by reference to Exhibit 2.4 from Form 20-F (File No. 001-35776) filed with the Commission on June 29, 2018)

4.5

Amended and Restated Warrant Indenture dated May 10, 2018, between Acasti Pharma Inc. and Computershare Trust Company of Canada (incorporated by reference to Exhibit 2.5 from Form 20-F (File No. 001-35776) filed with the Commission on June 29, 2018)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 2021

ACASTI PHARMA INC.

By:	/s/ Janelle D’Alvise
Name: Janelle D’Alvise
Title: President and Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Brian Ford
Name: Brian Ford
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)