Form 10-Q
period 2021-12-31
Acasti Pharma Inc.
filed 2022-02-14
CIK 1444192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________

FORM 10-Q

______________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

The number of outstanding common shares of the registrant, no par value per share, as of February 14 2022, was 44,288,183.

ACASTI PHARMA INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended December 31, 2021

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains information that may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and forward-looking information within the meaning of Canadian securities laws, both of which we refer to in this quarterly report as forward-looking statements. Forward-looking statements can be identified by the use of terms such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “intend”, “estimate”, “predict”, “potential”, “continue” or other similar expressions concerning matters that are not statements about the present or historical facts. Forward-looking statements in this quarterly report include, among other things, information or statements about:

•
our ability to build a premier, late-stage specialty pharmaceutical company focused in rare and orphan disease and, on developing and commercializing products that improve clinical outcomes using our novel drug delivery technologies;
•
our ability to apply new proprietary formulations to existing pharmaceutical compounds to achieve enhanced efficacy, faster onset of action, reduced side effects, and more convenient drug delivery that can result in increased patient compliance;
•
the potential for our drug candidates to receive orphan drug designation from the U.S. Food and Drug Administration (“FDA”) or regulatory approval under the Section 505 (b)(2) regulatory pathway under the Federal Food, Drug and Cosmetic Act;
•
the future prospects of our GTX-104 drug candidate, including but not limited to GTX-104’s potential to be administered to improve the management of hypotension in patients with subarachnoid hemorrhage (“SAH”); GTX-104’s potential to reduce the incidence of vasospasm in SAH patients resulting in better outcomes; the ability of GTX-104 to achieve a pharmacokinetic (“PK”) and safety profile similar to the oral form of nimodipine; GTX-104’s potential to provide improved bioavailability and the potential for reduced use of rescue therapies, such as vasopressors in patients with SAH; the timing of the completion of the PK bridging study, and the timing and outcome of the Phase 3 safety study for GTX-104; our ability to ultimately file a new drug application (“NDA”) for GTX-104 under Section 505 (b)(2) of the Federal Food, Drug and Cosmetic Act; and the timing and ability to receive FDA approval for marketing GTX-104;
•
the future prospects of our GTX-101 drug candidate, including but not limited to GTX-101’s potential to be administered to postherpetic neuralgia (“PHN”) patients to treat the severe nerve pain associated with the disease; assumptions about the biphasic delivery mechanism of GTX-101, including its potential for rapid onset and continuous pain relief for up to eight hours; and the timing and outcomes of single ascending dose/multiple ascending dose and PK bridging studies, and a Phase 2 and Phase 3 efficacy and safety study; the timing of an NDA filing under Section 505 (b)(2) for GTX-101; and the timing and ability to receive FDA approval for marketing GTX-101;
•
the future prospects of our GTX-102 drug candidate, including but not limited to GTX-102’s potential to provide clinical benefits to decrease symptoms associated with Ataxia Telangiectasia (“A-T”); GTX-102’s potential ease of drug administration; the timing and outcomes of a PK bridging study and a Phase 3 efficacy and safety study for GTX-102; the timing of an NDA filing under Section 505 (b)(2) in connection with GTX-102; and the ability to receive FDA approval for marketing GTX-102;
•
the quality of our clinical data, the cost and size of our development programs, expectations and forecasts related to our target markets and the size of our target markets; the cost and size of our commercial infrastructure and manufacturing needs in the United States, European Union, and the rest of the world; and our expected use of a range of third-party contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”) at multiple locations;
•
expectations and forecasts related to our intellectual property portfolio, including but not limited to the probability of receiving orphan drug designation from the FDA for our leading pipeline products; our patent portfolio strategy; and outcomes of our patent protection filings;
•
our strategy, future operations, prospects and the plans of our management with a goal to enhance shareholder value, following our recent merger with Grace Therapeutics Inc. (“Grace”);
•
our intellectual property position and duration of our patent rights;
•
the potential adverse effects that the COVID-19 pandemic may have on our business and operations;
•
our need for additional financing, and our estimates regarding our operating runway and timing for future financing and capital requirements;
•
our expectation regarding our financial performance, including our costs and expenses, liquidity, and capital resources;
•
our projected capital requirements to fund our anticipated expenses; and
•
our ability to establish strategic partnerships or commercial collaborations or obtain non-dilutive funding.

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
•
Lawsuits have been filed, and other lawsuits may be filed, against us and members of our board of directors challenging the Grace merger, and any adverse ruling in any such lawsuit may result in an award of damages against us.
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
•
If the FDA does not conclude that our drug candidates satisfy the requirements for the 505(b)(2) regulatory approval pathway, or if the requirements for approval of any of our drug candidates under Section 505(b)(2) are not as we expect, the approval pathway for our drug candidates will likely take longer, cost more and we could encounter significantly greater complications and risks than anticipated, and in any case may not be successful.
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
•
Any relationships with healthcare professionals, principal investigators, consultants, customers (actual and potential) and third-party payors are and will continue to be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, marketing expenditure tracking and disclosure, or sunshine laws, government price reporting and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face penalties, including, without limitation, civil, criminal, and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of our operations.
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

PART I. FINANCIAL INFORMATION

Item 1: Financial Information

Unaudited Condensed Consolidated Interim Financial Statements

Condensed Consolidated Interim Balance Sheets	9

Condensed Consolidated Interim Statements of Loss and Comprehensive Loss	10

Condensed Consolidated Interim Statements of Changes Shareholders’ Equity	11

Condensed Consolidated Interim Statements of Cash Flows	12

Notes to the Condensed Consolidated Interim Financial Statements	13

Condensed Consolidated Interim Financial Statements of
(Unaudited)

ACASTI PHARMA INC.

Three and Nine Months ended December 31, 2021 and 2020

ACASTI PHARMA INC.

Condensed Consolidated Interim Balance Sheet

(Unaudited)

		December 31, 2021	March 31, 2021
(Expressed in thousands of U.S. dollars except share data)	Notes	$	$
Assets

Current assets:
Cash and cash equivalents		33,013	50,942
Short-term investments	5	13,312	9,789
Receivables		238	530
Assets held for sale	7	587	768
Prepaid expenses		1,847	343
Total current assets		48,997	62,372

Right of Use asset		22	86
Intangible assets	4	65,208	—
Total assets		114,227	62,458

Liabilities and shareholders’ equity
Current liabilities:
Trade and other payables		2,843	1,493
Lease liability		22	86
Derivative warrant liabilities	8	32	—
Total current liabilities		2,897	1,579

Derivative warrant liabilities	8	268	5,219
Total liabilities		3,165	6,798

Shareholders’ equity:
Common shares	4,9(a)	257,990	197,194
Additional paid-in capital		11,538	10,817
Accumulated other comprehensive loss		(6,533)	(6,333)
Accumulated deficit		(151,933)	(146,018)
Total shareholder’s equity		111,062	55,660

Commitments and contingencies	15

Total liabilities and shareholders’ equity		114,227	62,458

See accompanying notes to unaudited Interim financial statements.

ACASTI PHARMA INC.

Condensed Consolidated Interim Statements of Loss and Comprehensive Loss

(Unaudited)

Three and Nine Months ended December 31, 2021 and 2020

		Three-month ended		Nine Months ended
		December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
(Expressed in thousands of U.S dollars, except per share data)	Notes	$	$	$	$
Revenues
Revenues from product sales		—	81	—	81

Operating expenses
Cost of sales of products		—	(36)	—	(36)
Research and development expenses, net of government assistance	10	(2,179)	(678)	(3,233)	(3,720)
General and administrative expenses		(1,808)	(1,105)	(7,441)	(4,078)
Sales and marketing expenses		(238)	(226)	(263)	(1,076)
Impairment of intangible assets	6	—	—	—	(3,706)
Impairment of equipment	7	—	—	—	(1,584)
Impairment of Other asset and prepaid	7	(249)	—	(249)	—
Loss from operating activities		(4,474)	(1,964)	(11,186)	(14,119)

Financial income (expenses)	12	696	(1,256)	5,271	87

Net loss and total comprehensive loss		(3,778)	(3,220)	(5,915)	(14,032)

Basic and diluted loss per share		(0.09)	(0.26)	(0.23)	(1.18)

Weighted average number of shares outstanding		44,288,183	12,533,584	25,785,579	11,922,119

See accompanying notes to unaudited interim financial statements

ACASTI PARMA INC.

Condensed Consolidated Interim Statements of Changes in Shareholder’s Equity

(Unaudited)

Three and Nine Months ended December 31, 2021 and 2020

		Common Shares
(Expressed in thousands of U.S. dollars except share data)	Notes	Number	Dollar	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
			$	$	$	$	$
Balance, March 31, 2021	1	26,046,950	197,194	10,817	(6,333)	(146,018)	55,660
Net loss and total comprehensive loss for the period		—	—	—	—	(3,118)	(3,118)
Cumulative translation adjustment		—	—	—	762	—	762
Stock based compensation	13	—	—	153	—	—	153
Balance at June 30, 2021		26,046,950	197,194	10,970	(5,571)	(149,136)	53,457

Net income and total comprehensive income for the period		—	—	—	—	981	981
Cumulative translation adjustment		—	—	—	(1,149)	—	(1,149)
Stock based compensation	13	—	—	114	—	—	114
Common shares issued in relation to merger with Grace via share-for-share	4	18,241,233	60,801	—	—	—	60,801
Balance at September 30, 2021		44,288,183	257,995	11,084	(6,720)	(148,155)	114,204

Net loss and total comprehensive loss for the period		—	—	—	—	(3,778)	(3,778)
Cumulative translation adjustment		—	—	—	187	—	187
Stock based compensation	13	—	—	454	—		454
Fees related to share-for-share issuance for merger with Grace	4	—	(5)	—	—	—	(5)
Balance at December 31, 2021		44,288,183	257,990	11,538	(6,533)	(151,933)	111,062

		Common Shares
(Expressed in thousands of US dollars except for share data)	Notes	Number	Dollar	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
			$	$	$	$	$
Balance, March 31, 2020		90,209,449	137,424	9,797	(7,887)	(126,340)	12,994
Net loss and total comprehensive loss for the period		—	—	—	—	(4,666)	(4,666)
Cumulative translation adjustment		—	—	—	308	—	308
Net proceeds from shares issued under the at-the-market (ATM) program	9(a)	2,278,936	1,765	—	—	—	1,765
Stock based compensation	13	—	—	635	—	—	635
Balance at June 30, 2020		92,488,385	139,189	10,432	(7,579)	(131,006)	11,036
Net loss and total comprehensive loss for the period		—	—	—	—	(6,146)	(6,146)
Cumulative translation adjustment		—	—	—	179	—	179
Net proceeds from shares issued under the at-the-market (ATM) program	9(a)	4,404,152	3,427	—	—	—	3,427
Stock based compensation		(23,394)	(46)	423	—	—	377
Balance at September 30, 2020		96,869,143	142,570	10,855	(7,400)	(137,152)	8,873

Net loss and total comprehensive loss for the period		—	—	—	—	(3,220)	(3,220)
Cumulative translation adjustment		—	—	—	466	—	466
Net proceeds from shares issued under the at-the-market (ATM) program	9(a)	59,204,624	19,626	—	—	—	19,626
Stock based compensation			—	(30)	—	—	(30)
Balance at December 31, 2020		156,073,767	162,196	10,825	(6,934)	(140,372)	25,715

ACASTI PHARMA INC.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

Three and Nine Months ended December 31, 2021 and 2020

		Three Months ended		Nine Months ended
		December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
(thousands of U.S. dollars)	Notes	$	$	$	$
Cash flows used in operating activities:
Net loss for the period		(3,778)	(3,220)	(5,915)	(14,032)
Adjustments:
Amortization of intangible assets		—	—	—	781
Depreciation of equipment		—	—	—	142
Impairment of intangible assets		—	—	—	3,706
Impairment of equipment		—	—	—	1,584
Impairment of Other Asset and prepaid		249	—	249	—
Stock-based compensation	13	454	(30)	721	1,003
Change in fair value of warrant liabilities	8	(828)	1,098	(4,908)	(420)
Write off of deferred financing costs of at-the-market (ATM) program	9	—	—	—	264
Unrealized foreign exchange (gain) loss		2	(54)	(418)	(208)
Changes in non-cash working capital items	14	(683)	(2,008)	(3,818)	(5,379)
Net cash used in operating activities		(4,584)	(4,214)	(14,089)	(12,559)

Cash flows from (used in) investing activities:
Acquisition of equipment		—	—	—	(69)
Acquisition of short-term investments		(13,324)	(1,372)	(34,852)	(1,393)
Maturity of short-term investment		13,881	—	31,319	21
Net cash from (used in) investing activities		557	(1,372)	(3,533)	(1,441)

Cash flows from (used in) financing activities:
Net proceeds from issuance of common shares under the at-the-market (ATM)	9(a)	—	19,745	—	24,955
Deferred financing costs paid		—	—	—	(143)
Net cash from (used in) financing activities		—	19,745	—	24,812

Effect of exchange rate fluctuations on cash and cash equivalents		136	(1,843)	(176)	(1,993)
Translations effects on cash and cash equivalents related to reporting currency		(25)	2,678	(131)	3,487

Net (decrease) increase in cash and cash equivalents		(3,916)	14,994	(17,929)	12,306
Cash and cash equivalents, beginning of period		36,929	11,552	50,942	14,240
Cash and cash equivalents, end of period		33,013	26,546	33,013	26,546

Cash and cash equivalents are comprised of:
Cash		33,013	7,104	33,013	7,104
Cash equivalents		—	19,442	—	19,442

See accompanying notes to unaudited interim financial statements.

ACASTI PHARMA INC.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

(Expressed in thousands of U.S. dollars except share data)

Three and Nine Months ended December 31, 2021 and 2020

1. Nature of operation

Acasti Pharma Inc. (“Acasti” or the “Corporation”) is incorporated under the Business Corporations Act (Québec) (formerly Part 1A of the Companies Act (Québec)). The Corporation is domiciled in Canada and its registered office is located at 3009 boul. de la Concorde East, Suite 102, Laval, Québec, Canada H7E 2B5.

In January 2020 and August 2020, the Corporation released Phase 3 TRILOGY clinical study results for the Corporation’s lead drug candidate, CaPre. The TRILOGY studies did not meet the primary endpoint which resulted in the Corporation’s Board of Directors deciding not to proceed with a filing of an NDA with the FDA. With the completion of the TRILOGY studies beginning in the second half of fiscal 2021, marketing and research and development activities and expenses were reduced while management undertook a strategic review, and some CaPre related equipment and other assets were and continue to be classified as held for sale as they are expected to be sold.

In August 2021, the Corporation completed the acquisition via a share-for-share merger of Grace Therapeutics, Inc. (“Grace”) a privately held emerging biopharmaceutical company focused on developing innovative drug delivery technologies for the treatment of rare and orphan diseases. The post-merger Corporation is focused on building a late-stage specialty pharmaceutical company specializing in rare and orphan diseases and focused on developing and commercializing products that improve clinical outcomes using novel drug delivery technologies. The Corporation seeks to apply new proprietary formulations to existing pharmaceutical compounds to achieve enhanced efficacy, faster onset of action, reduced side effects, more convenient delivery and increased patient compliance; all of which could result in improved patient outcomes. The active pharmaceutical ingredients chosen by the Corporation for further development may be already approved in the target indication or could be repurposed for use in new indications.

The Corporation has incurred operating losses and negative cash flows from operations in each year since its inception. The Corporation expects to incur significant expenses and continued operating losses for the foreseeable future. The Corporation expects its expenses will increase substantially in connection with its ongoing activities, particularly as it advances clinical development for the first three drug candidates in the Corporation’s pipeline; continues to engage contract manufacturing organizations (“CMOs”) to manufacture its clinical study materials and to ultimately develop large-scale manufacturing capabilities in preparation for commercial launch; seeks regulatory approval for its product candidates; and adds personnel to support its product development and future product launch and commercialization.

The Corporation does not expect to generate revenue from product sales unless and until it successfully completes drug development and obtains regulatory approval, which the Corporation expects will take several years and is subject to significant uncertainty. To date, the Corporation has financed its operations primarily through public offerings and private placements of its common shares, warrants and convertible debt and the proceeds from research tax credits. Until such time that the Corporation can generate significant revenue from product sales, if ever, it will require additional financing, which is expected to be sourced from a combination of public or private equity or debt financings or other non-dilutive sources, which may include fees, milestone payments and royalties from collaborations with third parties. Arrangements with collaborators or others may require the Corporation to relinquish certain rights related to its technologies or drug product candidates. Adequate additional financing may not be available to the Corporation on acceptable terms, or at all. The Corporation’s inability to raise capital as and when needed would have a negative impact on its financial condition and its ability to pursue its business strategy.

The Corporation remains subject to risks similar to other development stage companies in the biopharmaceutical industry, including compliance with government regulations, protection of proprietary technology, dependence on third party contractors and consultants and potential product liability, among others.

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

Basis of presentation

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

Use of estimates

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

Estimates and assumptions include the measurement of derivative warrant liabilities (note 8), stock-based compensation (note 12), assets held for sale (note 5), supply agreement (note 15), acquisition of Grace and valuation of intangibles (note 4). Estimates and assumptions are also involved in measuring the accrual of services rendered with respect to research and development expenditures at each reporting date, including whether contingencies should be accrued for, as well as in determining which research and development expenses qualify for investment tax credits and in what amounts. The Corporation recognizes the tax credits once it has reasonable assurance that they will be realized. Recorded tax credits are subject to review and approval by tax authorities and, therefore, could be different from the amounts recorded.

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

The Corporation tests indefinite-lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount. If the Corporation concludes it is more likely than not that the fair value is less than it's carrying amount, a quantitative impairment test is performed. For its quantitative impairment tests, the Corporation uses an estimated future cash flow approach that requires judgment with respect to estimated net cash flows for each year for the asset (including net revenues, cost of products sold, R&D costs, and selling and marketing costs), the appropriate discount rate necessary to measure the risk inherent in each future cash flow stream, the life cycle of each asset, the potential regulatory and commercial success risk, competitive trends impacting the asset and each cash flow stream, as well as other factors. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the assets and potentially result in different impacts to the Corporation's results of operations.

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

The acquisition of Grace has been accounted for as a business combination using the acquisition method of accounting. This acquisition method requires, among other things, that assets acquired, and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The valuation of assets acquired, and liabilities assumed has not yet been finalized as of December 31, 2021. As a result, the Corporation recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date of fair value of intangible assets, goodwill, property and equipment, and income taxes, among other items. The completion of the valuation will occur no later than one year from the acquisition date.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

$
Assets acquired and liabilities assumed
Cash and equivalents	90
Prepaid expenses and other current assets	74
Intangible assets – in-process research and development	65,208
Accounts payable and accrued expenses	(4,548)
Total assets acquired and liabilities assumed	60,824

Intangible assets of $65,208 relate primarily to the value of IPR&D, related to Grace’s therapeutic pipeline, consisting of three unique clinical stage programs/assets supported by intellectual property.

Acquisition-related expenses, which were comprised primarily of regulatory, financial advisory and legal fees, totaled nil and $3.2 million, respectively for the three and nine-months ended December 31, 2021 and were included in general and administrative expenses in the condensed consolidated interim statements of earnings. The net loss attributed to Grace in the consolidated interim statement of income (loss) for the three- and nine-months period ended December 31, 2021, since the date of acquisition is immaterial.

Pro forma financial information

The following table presents the unaudited pro forma combined results of Acasti and Grace for the nine-months ended December 31, 2021, as if the acquisition of Grace had occurred on April 1, 2020:

nine months ended December 31, 2021
$
Net loss	(9,670)

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

5. Short-term investments

The Corporation holds various marketable securities, with maturities greater than 3 months at the time of purchase, as follows:

	December 31, 2021	March 31, 2021
	$	$
Term deposits issued in US currency earning interest at ranges between 0.17% and 0.20% and maturing on various dates from March 4, 2022, to April 1, 2022	11,914	7,542
Term deposits issued in CAD currency earning interest at 0.58% maturing on April 1, 2022	1,398	2,247
Total short-term investments	13,312	9,789

6. Impairment of intangible assets:

In prior years, the Corporation entered into agreements with Neptune Wellness Solutions Inc. ("Neptune") pursuant to which the Corporation obtained a license and exercised its option under the license agreement to pay in advance future royalties payable to Neptune. This license allowed the Corporation to exploit the intellectual property rights in order to conduct clinical trials for its CaPre drug candidate. The Corporation tests intangible assets for impairment should circumstances change or events occur that would indicate that the fair value of an asset may be below its carrying value. During the second quarter of fiscal 2021, the Corporation released its Phase 3 clinical programs data and its failure to meet its primary endpoints, and the resulting decision to not file an NDA to obtain FDA approval for CaPre. In addition, a significant share price reduction occurred. Due to these indicators of impairment under ASC 350, the Corporation undertook an analysis to determine the fair value of its intangible asset this quarter.

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

7. Assets held for sale

During the period, the Corporation determined to actively market for sale Other assets and Equipment and has met the criteria for classification of assets held for sale:

	December 31, 2021	March 31, 2021
	$	$
Other assets (a)	193	387
Equipment (b)	394	381
	587	768

a. Other assets

Other assets represent krill oil (“RKO”) held by the Corporation that was expected to be used in commercial inventory scale up related to the development and commercialization of the CaPre drug candidate. Given that the development of CaPre will no longer be pursued by Acasti, the Corporation is expected to sell this reserve. The other asset is being recorded at the fair value less cost to sell, which has resulted in an impairment loss during the three and nine months ended December 31, 2021 of $249. Management’s estimate of the fair value of the RKO less cost to sell is based primarily on estimated market prices obtained from an appraiser specializing in the krill oil market. These projections are based on Level 3 inputs of the fair value hierarchy and reflect management’s best estimate of market participants’ pricing of the assets as well as the general condition of the asset.

b. Equipment

December 31, 2021	Cost, net of impairment	Accumulated depreciation	Net book value
	$	$	$
Furniture and office equipment	17	(5)	12
Computer equipment	108	(29)	79
Laboratory equipment	584	(436)	148
Production equipment	1,181	(1,026)	155
	1,890	(1,496)	394

Equipment is made up of laboratory, production, computer, and office equipment. Similar to the intangible assets and Other assets, the announcement of the discontinuation of the CaPre program resulted in an impairment trigger for the laboratory and production equipment. The impairment loss is based on management’s estimate of the fair value of the equipment less cost to sell, which is based primarily on estimated market prices obtained from brokers specialized in selling used equipment. These projections are based on Level 3 inputs of the fair value hierarchy and reflect the Corporation’s best estimate of market participants’ pricing of the assets as well as the general condition of the assets.

8. Derivative warrant liabilities

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

The derivative warrant liabilities are measured at fair value at each reporting period and the reconciliation of changes in fair value is presented in the following tables:

	Warrant liabilities issued May 2018		Warrant liabilities issued December 27, 2017
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
	$	$	$	$
Balance – beginning of year	2,597	1,146	2,622	1,247
Change in fair value	(2,322)	(100)	(2,586)	(320)
Translation effect	(7)	182	(4)	185
Balance – end of period	268	1,228	32	1,112

Fair value per share issuable	0.32	1.49	0.04	1.26

The fair value of the derivative warrant liabilities was estimated using the Black-Scholes option pricing model and based on the following assumptions:

	Warrant liabilities issued May 2018				Warrant liabilities issued December 27, 2017
	December 31, 2021		March 31, 2021		December 31, 2021		March 31, 2021
Exercise price	CAD$	10.48	CAD$	10.48	USD$	10.08	USD$	10.08
Share price	CAD$	1.62	CAD$	2.16	USD$	1.26	USD$	1.6
Risk-free interest		1.25%		1.39%		1.26%		0.92%
Estimated life (years)		1.35		2.11		0.99		1.74
Expected volatility		150.42%		156.00%		108.49%		171.12%
Dividend		nil		nil		nil		nil

9. Capital and other components of equity

(a)
“At-the-market” sales agreement

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

On November 10, 2021, the Corporation filed a prospectus supplement relating to its at-the-market program with B. Riley, Oppenheimer& Co. Inc. and H.C. Wainwright & Co., LLC acting as agents. Under the terms of the ATM Sales Agreement and the prospectus supplement, the Corporation may issue and sell from time-to-time common shares having an aggregate offering price of up to $75,000,000 through the agents. The common shares will be distributed at market prices prevailing at the time of the sale and, as a result, prices may vary between purchasers and during the period of distribution. The volume and timing of sales under the ATM program, if any, will be determined at the sole discretion of the Corporation’s board of directors and management. Costs incurred relating to prospectus supplement were $198 and are included in General and administrative expenses.

During the nine months ended December 31, 2021, no common shares were sold under the ATM program. During the nine months ended December 31, 2020, 8,236 common shares were sold for total net proceeds of approximately $24.8 million with commissions, legal expenses and costs related to the share sale amounting to $903. The common shares were sold at the prevailing market prices, which resulted in an average price of approximately $5.22 per share. Accordingly, proportional costs of $18 related to the common shares sold have been reclassified from deferred financings costs to equity. Total costs incurred to register the Sales Agreements were initially recorded as deferred financing costs in the Consolidated Balance Sheet. During the nine-month period ended December 31, 2020, the remaining balance of the costs incurred of $264 were written off as financing expenses.

(b)
Warrants

The outstanding warrants of the Corporation are composed of the following as at December 31, 2021, and March 31, 2021:

	December 31, 2021		March 31, 2021
	Number outstanding	Amount	Number outstanding	Amount
		$		$
Liability
May 2018 Canadian public offering warrants (i)	824,218	268	824,218	2,597
December 2017 U.S. public offering warrants (ii)	884,120	32	884,120	2,622
	1,708,338	300	1,708,338	5,219

Equity
December 2017 US public offering broker warrants (iii)	32,390	161	32,390	161
February 2017 Canadian public offering warrants (iv)	215,491	631	215,491	631
	247,881	792	247,881	792

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

10. Government assistance

Government assistance is comprised of a government grant from the Canadian federal government and research and development investment tax credits receivable from the Québec provincial government, which relate to qualifiable research and development expenditures under the applicable tax laws. The amounts recorded as receivables are subject to a government tax audit and the final amounts received may differ from those recorded. For the nine months ended December 31, 2021 and 2020, the Corporation recorded $184 and $84, respectively, as a reduction of research and development expenses in the Statement of Loss and Comprehensive Loss.

In September 2019, the Corporation was awarded up to CAD $750 in non-dilutive and non-repayable funding from the National Research Council of Canada Industrial Research Assistance Program (“NRC IRAP”) to apply towards eligible research and development disbursements of the Corporation’s unique commercial production platform for CaPre. In October 2020, the Corporation received correspondence from the NRC IRAP that the eligible amount awarded to the Corporation for non-dilutive and non-repayable funding was reduced from up to CAD $750 to up to CAD $326. During the nine months ended December 31, 2021 and 2020, the Corporation claimed nil and $79, respectively, in connection with this program, which has been recorded as a reduction of research and development expenses in the Consolidated Statements of Loss and Comprehensive Loss.

11. Revenues

In October 2020, the Corporation entered into an agreement with the Centre Integre Universitaire et des services sociaux de L’Estrie -Centre hospitalier Universitaire de Sherbrooke to start producing and selling Viral transport medium tubes to be utilized in testing related to the Covid-19 pandemic. Revenue is recognized when the product is received by the customer.

12. Net financial income

	Three Months ended		Nine Months ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
	$	$	$	$
Foreign exchange gain (loss)	(172)	(196)	172	(146)
Write-off of deferred financing fees related to at-the-market (ATM) program	—	—	—	(264)
Change in fair value of warrant liabilities	828	(1,098)	4,908	420
Interest income	40	38	191	77
Financial income	696	(1,256)	5,271	87

13. Stock-based compensation:

At December 31, 2021, the Corporation has in place a stock option plan for directors, officers, employees, and consultants of the Corporation (“Stock Option Plan”). An amendment of the Stock Option Plan was approved by shareholders on August 26, 2021. The amendment provides for an increase to the existing limits for common shares reserved for issuance under the Stock Option Plan as well as certain changes to the minimum vesting period applicable to options granted to directors under the Stock Option Plan.

The Stock Option Plan continues to provide for the granting of options to purchase common shares. The exercise price of the stock options granted under this amended plan is not lower than the closing price of the common shares on the TSXV at the close of markets the day preceding the grant. The maximum number of common shares that may be issued upon exercise of options granted under the amended Stock Option Plan shall not exceed 10% of the aggregate number of issued and outstanding shares of the Corporation. This resulted in an increase from 1,816,735 representing 15% of the issued and outstanding common shares as of August 26, 2020, to 4,428,818 representing 10% of the issued and outstanding common shares as of December 31, 2021. The terms and conditions for acquiring and exercising options are set by the Corporation’s Board of Directors, subject among others, to the following limitations: the term of the options cannot exceed ten years and (i) all options granted to a director will be vested evenly on a monthly basis over a period of at least twelve (12) months, and (ii) all options granted to an employee will be vested evenly on a quarterly basis over a period of at least thirty-six (36) months.

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

The following table summarizes information about activities within the Stock Option Plan for the three and nine-month periods ended:

	December 31, 2021		December 31, 2020
	Weighted average exercise price	Number of options	Weighted average exercise price	Number of options
	CAD$		CAD$
Outstanding at beginning of period	8.33	911,871	7.97	1,241,611
Granted	2.05	2,077,900	—	—
Exercised	—	—	—	—
Forfeited	10.39	(7,995)	6.70	(224,560)
Expired	—	—	—	—
Outstanding at end of period	3.95	2,981,776	9.42	1,017,051

Exercisable at end of period	8.84	761,563	9.42	661,796

The fair value of options granted was estimated using the Black-Scholes option pricing model, resulting in the following weighted average assumptions for the options granted:

	Three Months ended				Nine Months ended
	December 31, 2021		December 31, 2020		December 31, 2021		December 31, 2020
		$		$		$		$
Exercise price	CAD $	2.05	CAD $	—	CAD $	2.05	CAD $	—
Share price	CAD $	2.05	CAD $	—	CAD $	2.05	CAD $	—
Weighted average grant-date fair value per award	CAD $	1.76	CAD $	—	CAD $	1.76	CAD $	—
Volatility		120.66%		—		120.66%		—
Risk-free interest rate		1.47%		—		1.47%		—
Expected life		5.77		—		5.77		—
Dividend		—		—		—		—

Stock-based compensation payment transactions

The fair value of stock-based compensation transactions is measured using the Black-Scholes option pricing model. Measurement inputs include share price on measurement date, exercise price of the instrument, expected volatility (based on weighted average historic volatility for a duration equal to the estimated weighted average life of the instruments, life based on the average of the vesting and contractual periods for employee awards as minimal prior exercises of options in which to establish historical exercise experience; and contractual life for broker warrants), and the risk-free interest rate (based on government bonds). Service and performance conditions attached to the transactions, if any, are not taken into account in determining fair value. The expected life of the stock options is not necessarily indicative of exercise patterns that may occur. The expected volatility reflects the assumption that the historical volatility over a period similar to the life of the options is indicative of future trends, which may also not necessarily be the actual outcome.

Compensation expense recognized under the Stock Option Plan for the three and nine-month periods ended December 31, 2021, and December 31, 2020 was as follows:

	Three Months ended		Nine Months ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
	$	$	$	$
Research and development expenses	154	58	242	304
General and administrative expenses	281	174	460	706
Sales and marketing expenses	19	(262)	19	(7)
	454	(30)	721	1,003

14. Supplemental cash flow disclosure

(a) Changes in non-cash operating items

	Three Months ended		Nine Months ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
	$	$	$	$
Receivables	579	27	292	(20)
Inventory	—	(14)	—	(14)
Prepaid expenses	331	(23)	(1,507)	521
Trade and other payables	(1,593)	(1,999)	(2,603)	(5,891)
	(683)	(2,009)	(3,818)	(5,404)

15. Commitments and contingencies

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

Supply contract

On October 25, 2019, the Corporation signed a supply agreement with Aker Biomarine Antartic. (“Aker”) to purchase raw krill oil product for a committed volume of commercial starting material for CaPre for a total value of $3.1 million. As at December 31, 2021, the remaining balance of the commitment with Aker amounts to $2.8 million. As of February 14, 2022, no krill oil product has been made available for delivery under the supply agreement, therefore no liability has been incurred. Acasti no longer has any planned use for the product for its own operating purposes. There is uncertainty whether the Corporation can recover value from the raw krill oil product and expects it may incur a loss on this contract in the near term, absent an amended arrangement with the counterparty.

Legal proceedings and disputes

In the ordinary course of business, the Corporation is at times subject to various legal proceedings and disputes. The Corporation assess its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Corporation will incur a loss and the amount of the loss can be reasonably estimated, the Corporation records a liability in its consolidated financial statements. These legal contingencies may be adjusted to reflect any relevant developments. Where a loss is not probable or the amount of loss is not estimable, the Corporation does not accrue legal contingencies. While the outcome of legal proceedings is inherently uncertain, based on information currently available, management believes that it has established appropriate legal reserves. Any incremental liabilities arising from pending legal proceedings are not expected to have a material adverse effect on the Corporation’s financial position, results of operations, or cash flows. However, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Corporation’s financial position, results of operations, or cash flows. No reserves or liabilities have been accrued as at December 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This management’s discussion and analysis (“MD&A”) is presented in order to provide the reader with an overview of the financial results and changes to our balance sheet as at December 31, 2021, and for the three-month period then ended. This MD&A also explains the material variations in our results of operations, balance sheet and cash flows for the three and nine months ended December 31, 2021 and 2020.

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

This MD&A, approved by the Board of Directors on February 14, 2022, should be read in conjunction with our unaudited condensed consolidated interim financial statements for the three and nine-month periods ended December 31, 2021, and 2020 included elsewhere in this quarterly report. Our interim financial statements were prepared in accordance with U.S. GAAP.

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

The successful completion of the merger positions Acasti to build a premier, late-stage specialty pharmaceutical company focused on developing and commercializing products for rare and orphan diseases that have the potential to improve clinical outcomes by using the Company’s novel drug delivery technologies. We seek to apply new proprietary formulations to approved and marketed pharmaceutical compounds to achieve enhanced efficacy, faster onset of action, reduced side effects, and more convenient drug delivery and increased patient compliance; all of which could result in improved patient outcomes. The active ingredients chosen by Acasti for further development may be already approved in a target indication or could be repurposed for use in new indications.

The existing well understood efficacy and safety profiles of these marketed compounds provides the opportunity for us to utilize the Section 505(b)(2) regulatory pathway under the Federal Food, Drug and Cosmetic Act (the “FFDCA”) for our reformulated versions of these drugs, and therefore may provide a potentially shorter path to regulatory approval. Under Section 505(b)(2), if sufficient support of a product’s safety and efficacy either through previous FDA experience or sufficiently within the scientific literature can be established, it may eliminate the need to conduct some of the early studies that new drug candidates might otherwise require.

In connection with the merger, we acquired Grace’s entire therapeutic pipeline, which has the potential to address critical unmet medical needs for the treatment of rare and orphan diseases. The pipeline consists of three unique clinical stage and multiple pre-clinical stage assets supported by an intellectual property portfolio of more than 40 granted and pending patents in various jurisdictions worldwide. These drug candidates aim to improve clinical outcomes by applying proprietary formulation and drug delivery technologies to existing pharmaceutical compounds to achieve improvements over the current standard of care, or to provide treatment for diseases with no currently approved therapies.

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

Our management team possesses significant experience in drug delivery research and evaluation, clinical and pharmaceutical development and manufacturing, regulatory affairs, and business development, as well as being well-versed in late-stage drug development and commercialization. The Acasti team has been collectively involved in the development and approval of several successful marketed drugs, including TORADOL™, NAPROSYN™, ANDROGEL™, SUBSYS™, MARINOL™ and KEPPRA XR™.

The table below summarizes planned key calendar year milestones for our three clinical drug candidates:

GTX-104 Overview

Nimodipine was granted FDA approval in 1988, and is the only drug approved to improve neurological outcomes in SAH. It is only available in the United States as a generic oral capsule and as a branded oral liquid solution called NYMALIZE™, which is manufactured and sold by Arbor Pharmaceuticals. Nimodipine has poor water solubility and high permeability characteristics as a result of its high lipophilicity. Additionally, orally administered nimodipine has dose-limiting side-effects such as hypotension, poor absorption and low bioavailability resulting from high first-pass metabolism, and a narrow administration window as food effects lower bioavailability significantly. Due to these issues, blood levels of orally administered nimodipine can be highly variable, making it difficult to manage blood pressure in SAH patients. Nimodipine capsules are also difficult to administer, particularly to unconscious patients or those with impaired swallowing. Concomitant use with CYP3A inhibitors is contraindicated (NIMODIPINE Capsule PI).

NIMOTOP™ is an injectable form of nimodipine that is manufactured by Bayer Healthcare. It is approved in Europe and in other regulated markets (but not in the United States), but it has limited utility for SAH patients because of its high organic solvent content, namely 23.7% ethanol and 17% polyethylene glycol 400 (NIMOTOP SmPC).

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

GTX-104 could provide a more convenient dosing schedule as it may be administered every twelve hours in patients with SAH as compared to generic nimodipine capsules or NYMALIZE™, which must be administered every four hours. In addition, since GTX-104 is peripherally infused, the dosing regimen is continuous during the period of therapy as compared to six times per day for both NYMALIZE™ oral solution and nimodipine oral capsules. Therefore, GTX-104 could be considered as a major contribution to patient care by potentially reducing the dosing frequency to twice daily, and the associated nursing burden. Less frequent dosing can also reduce the risk of medication errors. In addition, GTX-104 has the potential to provide improved bioavailability and lower intra-subject variability. Because of its IV formulation, we also expect it to reduce drug-drug interactions or food effects.

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

In contrast to more common types of stroke in elderly individuals, an SAH often occurs at a relatively young age, with approximately half the affected patients younger than 60 years old (Becske, 2018). Particularly devastating for patients younger than 45, around 10% to 15% of aneurysmal SAH (“aSAH”) patients die before reaching the hospital (Rinkel, 2016), and those who survive the initial hours post hemorrhage are admitted or transferred to tertiary care centers with high risk of complications, including rebleeding and delayed cerebral ischemia (“DCI”). Systemic manifestations affecting cardiovascular, pulmonary, and renal function are common and often complicate management of DCI. Approximately 70% of aSAH patients experience death or a permanent dependence on family members, and half die within one month after the hemorrhage. Of those who survive the initial month, half remain permanently dependent on a caregiver to maintain daily living (Becske, 2018).

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

GTX-104 Near Term Milestones: - Conduct PK Bridging and Phase 3 Safety Studies

In September 2021, we initiated our pivotal PK bridging study to evaluate the relative bioavailability of GTX-104 compared to currently marketed oral nimodipine capsules in 50 healthy subjects. The PK study is the next required step in our proposed 505(b)(2) regulatory pathway for GTX-104.

Interim results were reported on December 2, 2021, and we believe that the tight correlation of the primary endpoint data for the first 20 patients is a strong indication that GTX-104 could achieve comparable bioavailability with oral nimodipine in the full study cohort of 50 subjects. As observed in a previous PK study, the inter- and intra-subject variability in the interim analysis was much lower for GTX-104 as compared with oral nimodipine. There were no serious adverse events observed in the first 20 subjects, and only mild adverse events were reported in both groups such as headaches, that were resolved with common medications.

Final results from this pivotal PK study are expected in the first half of calendar 2022, and after review with the FDA, will help determine the final design of our planned Phase 3 safety study of GTX-104 in SAH patients. If the PK study and related FDA review progress as planned, we expect to begin the Phase 3 safety study during the second half of 2022. If the safety study also meets its primary end points, we expect to submit the data in a Section 505(b)(2) NDA filing with the goal to obtain FDA approval.

GTX-102 Overview

GTX-102 is a novel, concentrated oral-mucosal spray of betamethasone intended to improve neurological symptoms of Ataxia Telangiectasia (“A-T”) for which there are no FDA-approved therapies. GTX-102 is a stable, concentrated oral spray formulation comprised of the glucocorticoid betamethasone, that together with other excipients can be sprayed conveniently over the tongue of the A-T patient.

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

Telangiectasia
Neurodegeneration
Immune defects
Cancer
Radiosensitivity
Sterility

A-T affects an estimated 4,300 patients in the United States and has a potential **total addressable market of $150 million**

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

Total A-T cases/year = 25 A-T births/million live births x 4.32 million live births/year = 108 new A-T cases/year. Assuming that all 108 people possibly born with A-T are still alive today, the total number of individuals with A-T today in the United States, at the very outside estimate = 108 births/year x 40 years = 4320 cases. With a U.S. population of 321,251,852 (United States Census Bureau) the highest estimated prevalence of A-T is 4320:321,251,852 or 1:74,364.

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

a.
Data are medians (ranges). Thirteen ITT A-T patients are included.
b.
Median differences between the change in the ICARS score related to BETA treatment (d BETA) and the change related to placebo treatment (d placebo).

c.
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

Based on such FDA guidance, we plan to conduct a PK bridging study of our proprietary concentrated oral spray as compared to the oral liquid solution of betamethasone used in the Zannolli study and against the injectable form of betamethasone that is approved in the U.S. We believe this study may result in a better, more convenient use experience as patients with A-T often have trouble swallowing. Additionally, based on the FDA’s subsequent guidance and assuming the PK bridging study meets its primary endpoint, we plan to conduct a confirmatory Phase 3 safety and efficacy trial in A-T patients. If both studies meet their primary endpoints, an NDA filing under Section 505(b)(2) would follow.

GTX-101 Overview

GTX-101 is a non-narcotic, topical bio-adhesive film-forming bupivacaine spray designed to ease the symptoms of patients suffering with postherpetic neuralgia (“PHN”). GTX-101’s metered-dose of bupivacaine spray forms a thin bioadhesive topical film on the surface of the patient’s skin, which enables a touch-free, non-greasy application. It also comes in convenient, portable 30 ml plastic bottles. Unlike oral gabapentin and lidocaine patches, we believe that the biphasic delivery mechanism of GTX-101 has the potential for rapid onset and continuous pain relief for up to eight hours. No skin sensitivity was reported in a Phase 1 study.

Source: Third party primary market research (2022)

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

Current treatment of PHN most often consists of oral gabapentin and prescription lidocaine patches, and refractory cases may be prescribed opioids to address persistent pain. Gabapentin and opioid abuse have continued to proliferate, and lidocaine patches are suboptimal for many reasons. According to a third-party report commissioned by Acasti Pharma US, approximately 40% of patients using lidocaine patches experience insufficient pain relief. Lidocaine patches are difficult to use, fall off, and look unsightly with possible skin sensitivity and irritation. Additionally, it can take up to two weeks for an optimal analgesic effect to be achieved. Prescription lidocaine patches are only approved for PHN, and the market is currently made up of both branded and generic offerings. PHN affects approximately 150,000 patients per year in the United States. According to a third-party report commissioned by Acasti Pharma US, the total addressable market for GTX-101 is $1.6 billion, consisting of $400 million for PHN pain and $1.2 billion for non-PHN pain.

While PHN will resolve within 1 to 2 months in many cases, and within the year in the majority of cases, it may persist in some patients for an extended period of time (more than 1 year), adding to the prevalence. In a very small number of patients, PHN remains persistent for over 5 years. Assuming in the worst case that 2% of PHN patients will experience pain for up to 10 years, an extra 2500 patients per year for 10 years could be added to the prevalence of 125,000 a year, adding 25,000 patients to any given year.

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

GTX-101 Near-Term Milestones: Conduct Dose Ranging Phase 1 Clinical Trials of GTX-101

We believe that the PHN pain market will continue to grow, and non-opioid products like GTX-101 that can relieve PHN pain more quickly and in a sustained manner by means of a more efficient delivery system, will be an attractive therapy option for patients and physicians. GTX-101 is administered by spraying a proprietary bupivacaine formulation over the affected area, which we believe has the potential to provide several advantages over currently marketed products such as the lidocaine patch, including faster onset of action, sustained pain relief, possibly lower dosing requirements and improved dosing convenience, all which could lead to increased patient compliance. The data from the single dose Phase 1 clinical trial for topical bupivacaine spray along with regulatory guidance from the FDA’s Division of Anesthesiology that was received at a pre-IND meeting on April 18, 2018 has informed the design of the preclinical toxicology, clinical and regulatory pathway to approval.

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

Acasti Pharma US has several issued U.S. patents and patent applications as well as patents and patent applications in other jurisdictions. Four patents for GTX-104 have been granted in the United States. One patent for GTX-101 has been granted in Europe, China, Mexico, Japan and South Africa. One patent for GTX-102 has been granted in Japan.

Recent Developments

Interim Data Meets All Primary Endpoints for Pivotal PK Study for GTX-104

On December 2, 2021, we announced positive results for GTX-104 based on our interim analysis of the first 20 of 50 normal healthy subjects in our pivotal PK bridging study. GTX-104 met both primary endpoints for Maximum Concentration (Cmax) on Day 1 and Area Under the Concentration-Time Curve (AUC 0-24 hours) on Day 3, allowing the study to continue under the current infusion protocol to its completion. Very importantly, the inter- and intra-subject variability in the interim analysis was much lower for GTX-104 as compared with oral nimodipine. There were no serious adverse events observed in the first 20 subjects, and only mild adverse events were reported in both groups such as headaches, that were resolved with common medications.

“At-the-market” sales agreement:

On November 10, 2021, we filed a prospectus supplement related to our at-the-market program with B. Riley, Oppenheimer& Co. Inc. and H.C. Wainwright & Co., LLC acting as agents. Under the terms of the ATM Sales Agreement and the prospectus supplement, we may issue and sell from time-to-time common shares having an aggregate offering price of up to $75,000,000 through the agents. The common shares will be distributed at market prices prevailing at the time of the sale and, as a result, prices may vary between purchasers and during the period of distribution. The volume and timing of sales under the ATM program, if any, will be determined at the sole discretion of the Corporation’s board of directors and management.

Annual Stock Option Grants

On November 12, 2021 we announced the annual grant of stock options to our employees, executives and directors. An aggregate of 2,077,900 options to purchase common shares of the Company were granted under our stock option plan. The stock options normally granted in April and which were deferred this year due to merger related activities were granted by the board of directors as part of the annual performance review in accordance with our Long-Term Incentive Program. Subject to the terms and conditions of the Stock Option Plan, each stock option will entitle the holder to purchase one common share of Acasti at an exercise price of CDN $2.05 and will expire after ten years. In accordance with the Stock Option Plan, options granted to directors will vest in equal quarterly installments over a period of 12 months and options granted to executives and employees will vest in equal quarterly installments over a period of 36 months.

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

Basis of Presentation of the Financial Statements

Our Condensed Consolidated Interim Financial Statements, which include the accounts of our wholly owned subsidiaries, Acasti Innovations AG and Acasti Pharma U.S., have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC related to interim reports filed on Form 10-Q. All intercompany transactions and balances are eliminated on consolidation.

Comparative Financial Information for the Three and Nine Months ended December 31, 2021 and 2020

	Three Months ended		Nine Months ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
	$	$	$	$
Net loss	(3,778)	(3,220)	(5,915)	(14,032)
Basic and diluted gain (loss) per share	(0.09)	(0.26)	(0.23)	(1.18)
Total assets	114,227	62,458	114,227	62,458
Working capital1	46,100	60,793	46,100	60,793
Total non-current financial liabilities	268	5,219	268	5,219
Total shareholders’ equity	111,062	55,660	111,062	55,660

1 Working capital is calculated by subtracting current liabilities from current assets. Because there is no standard method endorsed by U.S. GAAP requirements, the results may not be comparable to similar measurements presented by other public companies.

Statement of Net Loss

	Three Months ended		Nine Months ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
	$	$	$	$
Revenue	—	81	—	81

Cost of sales of products	—	(36)	—	(36)
Research and development expenses	(2,179)	(678)	(3,233)	(3,720)
General and administrative expenses	(1,808)	(1,105)	(7,441)	(4,078)
Sales and marketing expenses	(238)	(226)	(263)	(1,076)
Impairment of Intangible assets	—	—	—	(3,706)
Impairment of Equipment	—	—	—	(1,584)
Impairment of Other asset and prepaid	(249)	—	(249)	—
Financial Income (expense)	696	(1,256)	5,271	87
Net loss	(3,778)	(3,220)	(5,915)	(14,032)

Results of Operations for the Three and Nine Months ended December 31, 2021 and 2020

The net loss of $3,778 or $0.09 per share for the three months ended December 31, 2021, increased by $558 from the net loss of $3,220 or $0.26 per share for the three months ended December 31, 2020.

The increase in net loss resulted primarily from an increase in R&D expenses of $1,501, as described in detail below. General and administrative expenses also increased by $703 from the prior period, as described in more detail below. In addition, there was a $249 impairment loss recognized for the three months ended December 31, 2021, as compared to nil impairment loss recognized in the three months ended December 31, 2020, due to the decrease in the valuation of our Other assets related to our RKO assets.

These expense increases were offset by a net financial income increase of $1,952 resulting in a total gain of $696 for the three months ended December 31, 2021, as compared to net financial expenses of $1,256 for the three months ended December 31, 2020. This increase was due mostly to a decrease in the change in fair value of the derivative warrant liability as compared to the comparative fiscal quarter in 2021. In addition, in October 2020, we entered into an agreement with the Centre Integre Universitaire et des services sociaux de L’Estrie - Centre hospitalier Universitaire de Sherbrooke to start producing and selling viral transport medium tubes to be utilized in testing related to the Covid-19 pandemic, that ended in the fourth quarter of 2021.

The net loss of $5,915 or $0.23 per share for the nine months ended December 31, 2021, decreased by $8,117 from the net loss of $14,032 or $1.18 per share for the nine months ended December 31, 2020.

The lower net loss resulted primarily from an increase in finance income of $5,184 due mostly to a decrease in the change in fair value of the derivative warrant liability as compared to the comparative fiscal quarter in 2021, caused by a proportionately higher decrease in our quarter over quarter closing share price. In addition, the total impairment loss recognized for the nine months ended December 31, 2021 amounted to $249, as compared to $5,290 for the nine months ended December 31, 2020. R&D expenses decreased by $487 from $3,233 for the nine months ended December 31, 2021, as compared to R&D expenses of $3,720 for the nine months ended December 31, 2020.

These decreases are offset by an increase of $3,363 of General and administrative expenses, to $7,441 for the nine months ended December 31, 2021 from $4,078 for the nine months ended December 31, 2020, as described in detail below.

Breakdown of Major Components of the Statement of Loss and Comprehensive Loss

Research and development expenses
	Three Months Ended		Nine Months ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
	$	$	$	$
Salaries and benefits	748	395	1,374	1,115
Research contracts	1,200	141	1,563	915
Professional fees	51	55	94	410
Other	81	37	144	152
Government grants & tax credits	(55)	(8)	(184)	(92)
Sub-total	2,025	620	2,991	2,500
Stock-based compensation	154	58	242	304
Depreciation and amortization	—	—	—	916
Total	2,179	678	3,233	3,720

General and administrative expenses
	Three Months Ended		Nine Months ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
	$	$	$	$
Salaries and benefits	612	394	1,215	888
Professional fees	512	292	4,656	1,739
Other	403	245	1,110	737
Sub-total	1,527	931	6,981	3,364
Stock-based compensation	281	174	460	706
Depreciation	—	—	—	8
Total	1,808	1,105	7,441	4,078

Sales and marketing expenses
	Three Months Ended		Nine Months ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
	$	$	$	$
Salaries and benefits	123	483	148	985
Professional fees	18	—	18	75
Other	78	5	78	23
Sub-total	219	488	244	1,083
Stock-based compensation	19	(262)	19	(7)
Total	238	226	263	1,076

Three-Months ended December 31, 2021, compared to the Three-Months ended December 31, 2020

R&D expenses before depreciation, amortization, and stock-based compensation expenses for the three months ended December 31, 2021, totaled $2,025 compared to $620 for the three months ended December 31, 2020.

The net increase was mainly attributable to increased R&D contract activities of $1,059, as the progression of development work advanced related to GTX 104, GTX 102, and GTX 101, which are assets acquired in the Grace merger. In addition, salaries and benefits increased by $353 due to the increased headcount related to the Grace merger, as well as the renewal of our bonus program.

General and administrative expenses totaled $1,527 before depreciation and stock-based compensation expense for the three months ended December 31, 2021 and increase of $596 from $931 for the three months ended December 31, 2020. This increase was a result of increased legal, tax, accounting and other professional fees of $220 related to legal, accounting and other professional fees connected to the filing of a prospectus supplement for our renewal of our at-the-market program, on November 10, 2021. In addition, Salaries and benefits increased by $218 due to the accruals related to the renewal of our bonus program.

Sales and marketing expenses before stock-based compensation totaled $219 for the three months ended December 31, 2021, compared to $488 before stock-based compensation expense for the three months ended December 31, 2020. This decrease of $269 was mainly due to decreased headcount, as salaries for three months ended December 31, 2020, included severances associated to the reduction in CaPre commercial employee headcount.

Stock-based compensation expense increased by $482 for the three months ended December 31, 2021, amounting to an expense of $452, as compared to income of $30 for the three months ended December 31, 2020. This increase was due to the stock option grant during the three months ended December 31, 2021, compared to the fact that no options were granted in the three months ended December 31, 2020.

Depreciation and amortization expense remained comparable at nil for three months ended December 31, 2021, as compared to nil for the three months ended December 31, 2020. This was due to the impact of the equipment being classified as held for resale and no additional depreciation recognized.

Nine-Months ended December 31, 2021, compared to the Nine-Months ended December 31, 2020

During the nine months ended December 31, 2021, we completed the Grace merger and acquired a pipeline of new drug candidates.

R&D expenses before depreciation, amortization, and stock-based compensation expenses for the nine months ended December 31, 2021, totaled $2,991 compared to $2,500 for the nine months ended December 31, 2020.

The net increase was mainly attributable to the increased research contract activities of $648 as R&D work advanced related to GTX 104, GTX 102, and GTX 101, which were acquired in the Grace merger. In addition, salaries and benefits increased by $259 due to the increased headcount related to the Grace merger, as well as the renewal of our bonus program. These increases were offset by decreased professional fees of $316 as well as the reversal of prior period provision regarding uncertain tax positions after assessments and correspondence from tax authorities, for tax credits of $(184).

General and administrative expenses totaled $6,981 before depreciation and stock-based compensation expense for the nine months ended December 31, 2021, an increase of $3,617 from $3,364 for the nine months ended December 31, 2020. This increase was a result of increased legal, tax, accounting and other professional fees related to the Grace merger, and the filing of a prospectus supplement for our renewal of our at-the-market program, on November 10, 2021. In addition, Salaries and benefits increased by $327 due to the accruals related to the renewal of our bonus program.

Sales and marketing expenses were $244 for the nine months ended December 31, 2021, compared to $1,083 before stock-based compensation expense for the nine months ended December 31, 2020. The decrease was mainly due to decreased employee headcount resulting in a salary and benefits decrease of $837, as salaries for nine months ended December 31, 2020, included severances associated to the reduction in CaPre commercial employee headcount.

Stock-based compensation expense decreased by $282 for the nine months ended December 31, 2021, amount to $721, as compared to $1,003 for the nine months ended December 31, 2020. The decrease in expense was due to forfeited options as well due to the timing of the stock options granted during the nine months ended December 31, 2021, and nine months ended December 31, 2020.

Depreciation and amortization expense decreased by $142 for the nine months ended December 31, 2021, to nil as compared to $142 for the nine months ended December 31, 2020. This decrease was due to the impact of equipment being classified as held for resale and no additional depreciation recognized.

Liquidity and Capital Resources

Share Capital Structure

Our authorized share capital consists of an unlimited number of Class A, Class B, Class C, Class D and Class E shares, without par value. Issued and outstanding fully paid shares, stock options, and warrants, were as follows for the periods ended (after giving effect to our 8:1 share consolidation, which became effective on August 31, 2021):

	December 31, 2021	March 31, 2021
	Number outstanding	Number outstanding
Class A shares, voting, participating and without par value	44,288,183	26,046,950
Stock options granted and outstanding	2,981,776	911,871
May 2018 Canadian public offering of warrants exercisable at CAD$10.48 until May 9, 2023	824,218	824,218
Public offering broker warrants May 2018 exercisable at CAD$1.05 until May 9, 2023	—	—
December 2017 U.S. public offering of warrants exercisable at US$10.08 until December 19, 2022	884,120	884,120
December 2017 U.S. public offering broker warrants exercisable at US$10.10 until December 27, 2022	32,390	32,390
February 2017 Canadian public offering of warrants exercisable at CAD$17.20 until February 21, 2022	215,491	215,491

Total fully diluted shares	49,226,178	28,915,040

Cash Flows and Financial Condition between the Three and Nine-Months ended December 31, 2021, and 2020

Summary

As at December 31, 2021, cash and cash equivalents totaled $33,013 a net increase of $6,467 compared to cash and cash equivalents totaling $26,546 at December 31, 2020.

Operating activities

During the three months ended December 31, 2021 and 2020, our operating activities used cash of $4,584 and $4,214, respectively and during the nine months ended December 31, 2021 and 2020, our operating activities used cash of $14,089 and $12,559, respectively.

Investing activities

During the three months ended December 31, 2021, our investing activities generated cash of $557, compared to cash used of $1,372for the three months ended December 31, 2020. The increase in cash generated was a function of an increase in short term investments.

During the nine months ended December 31, 2021, our investing activities used cash of $3,533 compared to cash used of $1,441 for the nine months ended December 31, 2020. The increase in cash generated was a function of an increase in short term investments.

Financing activities

During the three months ended December 31, 2021, our financing activities provided cash totaling nil, compared to cash generated of $19,745, during the three months ended December 31, 2020, due to proceeds from the sale of shares under our ATM program.

During the nine months ended December 31, 2021, our financing activities provided cash totaling nil, compared to cash generated of $24,812, during the nine months ended December 31, 2020, due to proceeds from the sale of shares under our ATM program.

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

During the nine months ended December 31, 2021, no common shares were sold under the ATM program. During the nine months ended December 31, 2020, 8,235,964 common shares were sold for total net proceeds of approximately $24.8 million with commissions, legal expenses and costs related to the share sale amounting to $903. The common shares were sold at the prevailing market prices, which resulted in an average price of approximately $5.22 per share. Accordingly, proportional costs of $18 related to the common shares sold have been reclassified from deferred financings costs to equity. Total costs incurred to register the Sales Agreements were initially recorded as deferred financing costs in the Consolidated Balance Sheet. During the nine-month period ended December 31, 2020, the remaining balance of the costs incurred of $264 were written off to financing expenses.

On November 10, 2021, we filed a prospectus supplement relating to our ATM program to restore available capacity to $75,000,000, with B. Riley, Oppenheimer & Co. Inc. and H.C. Wainwright & Co., LLC continuing to act as Agents. Under the terms of the Sales Agreement and the prospectus supplement, we may issue and sell from time-to-time common shares having an aggregate offering price of up to $75,000,000 through the Agents. The common shares will be distributed at market prices prevailing at the time of the sale and, as a result, prices may vary between purchasers and during the period of distribution. The volume and timing of sales under the ATM program, if any, will be determined at the sole discretion of our board of directors and management. Costs incurred relating to prospectus supplement were $198 and are included in General and administrative expenses.

Financial Position

The following table details the significant changes to the statements of financial position as at December 31, 2021, compared to the prior fiscal year end at March 31, 2021:

Accounts	Increase (Decrease) $	Comments
Cash and cash equivalents	(17,929)	See cash flow statement
Investments	3,523	Increase in cash invested
Receivables	(292)	Timing of reimbursement of sales taxes
Prepaid expenses	1,504	Renewal of insurance contract, impairment of prepaid RKO and other prepaid expenses (advances to US vendors)
Assets held for sale	(181)	Impairment of RKO and Foreign exchange
Right of use asset	(64)	Adjustment to the net present value of lease contract for Sherbrooke facility
Intangibles	65,208	Related to acquisition of Grace (IPR&D)
Trade and other payables	1,350	Increase in accrued expense related to the merger and timing of payments net of accruals
Derivative warrant liabilities	(4,919)	Change in fair value of derivative warrants due mainly to decrease in stock price
Lease liability	(64)	Payment of lease liability

See the statement of changes in equity in our financial statements for details of changes to the equity accounts during the three months ended December 31, 2021 and 2020.

Treasury Operations

Our treasury policy is to invest cash that is not required immediately into instruments with an investment strategy based on capital preservation. Cash equivalents and marketable securities are primarily made in guaranteed investment certificates, term deposits and high-interest savings accounts, which are issued and held with Canadian chartered banks, highly-rated promissory notes issued by government bodies and commercial paper. We hold cash denominated in both U.S. and CAD dollars. Funds received in U.S. dollars from equity financings are invested as per our treasury policy in U.S. dollar investments and converted to CAD dollars as appropriate to fulfill operational requirements and funding.

Acquisition of Grace

On August 27, 2021, we completed the Grace merger.

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

Our acquisition of Grace has been accounted for as a business combination using the acquisition method of accounting. This acquisition method requires, among other things, that assets acquired, and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The valuation of assets acquired, and liabilities assumed has not yet been finalized as of December 31, 2021. As a result, we recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value of intangible assets, goodwill, property and equipment, and income taxes, among other items. The completion of the valuation will occur no later than one year from the acquisition date.

The following tables summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

$
Assets acquired and liabilities assumed
Cash and equivalents	90
Prepaid expenses and other current assets	74
Intangible assets – In-process research and development	65,208
Accounts payable and accrued expenses	(4,548)
Total assets acquired and liabilities assumed	60,824

Intangible assets of $65,208 relate primarily to the value of in-process research and development (“IPR&D”) related to Grace’s therapeutic pipeline, consisting of three unique clinical stage programs/assets and several preclinical assets supported by intellectual property.

Acquired In-Process Research and Development

In a business combination, the fair value of IPR&D acquired is capitalized and accounted for as indefinite-lived intangible assets, and not amortized until the underlying project receives regulatory approval, at which point the intangible assets will be accounted for as a definite-lived intangible assets or discontinued. If discontinued, the intangible asset will be written off. R&D costs incurred after the acquisition are expensed as incurred.

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

Acquisition-related expenses, which were comprised primarily of regulatory, financial advisory and legal fees, totaled nil and $3.2 million, respectively, for the three and nine-month periods ended December 31, 2021 and were included in general and administrative expenses in the condensed consolidated interim statements of earnings. The net loss attributed to Grace in the consolidated interim statement of income (loss) for the three- and nine-months period ended December 31, 2021 since the date of acquisition is immaterial.

Pro Forma Financial Information

The following table presents the unaudited pro forma combined results of operations of Acasti and Grace for the nine months ended December 31, 2021, as if the acquisition of Grace had occurred on April 1, 2020:

For the nine months ended December 31,
$
Net loss	(9,670)

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

Assets Held for Sale

We determined to actively market for sale Other assets and Equipment and have met the criteria for classification of assets held for sale:

	December 31, 2021	March 31, 2021
	$	$
Other assets	193	387
Equipment	394	381
	587	768

Other assets

Other assets represent krill oil (“RKO”) held by us that was expected to be used in commercial inventory scale up related to the development and commercialization of the CaPre drug candidate. Given that the development of CaPre will no longer be pursued by us, we expect to sell this reserve. The other asset is being recorded at the fair value less cost to sell, which has resulted in an impairment loss during the three and nine months ended December 31, 2021 of $249. Management’s estimate of the fair value of the RKO less cost to sell was based primarily on estimated market prices at the end of our fiscal year ended March 31, 2021, obtained from an appraiser specializing in the krill oil market. These projections are based on Level 3 inputs of the fair value hierarchy and reflect management’s best estimate of market participants’ pricing of the assets as well as the general condition of the asset.

Equipment

December 31, 2021	Cost, net of impairment	Accumulated depreciation	Net book value
	$	$	$
Furniture and office equipment	17	(5)	12
Computer equipment	108	(29)	79
Laboratory equipment	584	(436)	148
Production equipment	1,181	(1,026)	155
	1,890	(1,496)	394

Equipment is made up of laboratory, production, computer, and office equipment. Similar to the intangible assets and Other assets, the announcement of the discontinuation of the CaPre program resulted in an impairment trigger for the laboratory and production equipment. The impairment loss is based on management’s estimate of the fair value of the equipment less cost to sell, which is based primarily on estimated market prices obtained from brokers specialized in selling used equipment. These projections are based on Level 3 inputs of the fair value hierarchy and reflect our best estimate of market participants’ pricing of the assets as well as the general condition of the assets.

Derivative Warrant Liabilities

A total of 1,369,937 warrants were issued as part of our May 2018 public offering in Canada and recognized as derivative warrant liabilities with a fair value at inception of $3,323. As of December 31, 2021, the derivative warrant liability for the remaining 824,218 warrants totaled $268, which represents the fair value of these warrants as at December 31, 2021. The weighted average fair value of the warrants issued in the May 2018 public offering in Canada was determined to be CAD $3.10 per warrant at inception and approximately CAD $0.41 (US $0.32) per warrant as at December 31, 2021.

On December 27, 2017, 1,225,366 warrants were issued as part of our U.S. public offering and recognized as derivative warrant liabilities with a fair value at inception of $4,548. The December 2017 warrants are derivative warrant liabilities for accounting purposes due to the currency of the exercise price (US$) being different from our Canadian dollar functional currency. As of December 31, 2021, the derivative warrant liability for the remaining 884,120 warrants totaled $32, which represents the fair value of these warrants as at December 31, 2021. The weighted average fair value of the 2017 warrants issued was determined to be CAD $4.77 per warrant at inception and approximately CAD $0.05 (US$0.04) per warrant as at December 31, 2021.

The variance in the fair value of both existing derivative warrant liabilities as at December 31, 2021, is mostly due to the fluctuations in our share price and the dilution factor.

Contractual Obligations and Commitments

A summary of the contractual obligations at December 31, 2021, is as follows:

Contractual Obligations	Total	Less than 1 year	1 to 3 years	More than 3 years
	$	$	$	$
Trade and other payables	2,843	2,843	—	—
Operating lease obligations	22	22	—	—
RKO supply agreement	2,800	2,800	—	—

Total	5,665	5,665	—	—

Research and development contracts and contract research organizations agreements:

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

Lease

On March 5, 2020, we renewed the lease agreement for our research and development and quality control laboratory facility located in Sherbrooke, Québec, resulting in an obligation of $160 over 24 months of the lease term. As at December 31, 2021, the remaining balance of the obligation amounted to $22.

RKO supply agreement

On October 25, 2019, we signed a supply agreement with Aker, to purchase RKO for a committed volume of commercial starting material for CaPre for a total value of $3.1 million. As at December 31, 2021, the remaining balance of the commitment with Aker amounts to $2.8 million. As of February 14, 2022, no krill oil product has been made available for delivery under the supply agreement, therefore no liability has been incurred. We no longer have any planned use for the product for our own operating purposes. There is uncertainty whether we can recover value from the raw krill oil product we expect we may incur a loss on this contract in the near term, absent an amended arrangement with the counterparty.

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

Use of Estimates and Measurement of Uncertainty

The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income, and expenses. Actual results may differ from these estimates.

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

The following table provides an indication of our significant foreign exchange currency exposures at the following dates:

	December 31, 2021	December 31, 2020
Denominated in	US $	US $

Cash and cash equivalents	37,341	20,966
Investments	15,055	536
Trade and other payables	(2,015)	(963)
	50,381	20,539

The following exchange rates are those applicable to the following periods and dates:

	December 31, 2021		December 31, 2020
	Average	Reporting	Average	Reporting

CAD$ per US$	1.2493	1.2637	1.3393	1.2725

Based on our foreign currency exposures noted above, varying the above foreign exchange rates to reflect a 5% strengthening of the U.S. dollar and Euro would have an increase (decrease) in net loss as follows, assuming that all other variables remain constant:

	December 31, 2021	December 31, 2020
	$	$

Increase (decrease) in net loss	3,183	978

An assumed 5% weakening of the foreign currencies would have an equal but opposite effect on the basis that all other variables remained constant.

Interest Rate Risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market rates. Our exposure to interest rate risk as at December 31, 2021 and 2020 was as follows:

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

Future Accounting Changes

The following new standards and amendments to standards and interpretations are not yet effective for the period ended December 31, 2021 and have not been applied in preparing our consolidated financial statements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, our management, with the participation of our CEO and CFO, has performed an evaluation of the effectiveness of our disclosure controls and procedures within the meaning of Rules 13a-15 (e) and 15d-15(e) of the Exchange Act. Based upon this evaluation, our management has concluded that, as of December 31, 2021, our existing disclosure controls and procedures were effective. It should be noted that while our CEO and CFO believe that our disclosure controls and procedures provide a reasonable level of assurance that they are effective, they do not expect the disclosure controls and procedures to be capable of preventing all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met.

Changes in Internal Control over Financial Reporting

No changes were made to our internal controls over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. The merger resulted in Grace being included in our current control environment over financial reporting as at the date of the completion of the business combination.

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
(iii)
in the United States District Court for the Eastern District of New York, captioned Weir v. Acasti Pharma Inc. et al., Case No. 1:21-cv-04151 (the “Weir Complaint”); and
(iv)
in the United States District Court for the Southern District of New York, captioned Castaldo v. Acasti Pharma Inc. et al., Case No. 1:21-cv-06567 (the “Castaldo Complaint”) (together with the Bisel Complaint, the Dawson Complaint and the Weir Complaint, as well as any amended Complaints filed in any of these actions, the “Complaints”));

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

The Dawson and Weir Complaints have been voluntarily dismissed without prejudice. The Bisel and Castaldo Complaints have been consolidated. The plaintiffs amended their Complaint in the consolidated action on October 1, 2021, to assert their claims on a class wide basis. The court has appointed Plaintiff Castaldo as Lead Plaintiff for the putative class in the consolidated action and has ordered Castaldo to file an amended Complaint by February 4, 2022.

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

The use of our product candidates in clinical trials (if any), and the sale of any drug candidates for which we obtain marketing approval, exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our product candidates. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•
impairment of our business reputation;
•
withdrawal of clinical study participants
•
costs due to related litigation
•
distraction of management’s attention from our primary business
•
substantial monetary awards to patients or other claimants; and
•
the inability to commercialize our product candidates.

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

There also have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare costs to contain or reduce costs of healthcare may adversely affect one or more of the following:

•
our ability to set a price that we desire for our products
•
our ability to generate revenues and achieve profitability;
•
the future revenues of our potential customers, suppliers and collaborators; and
•
the availability of capital

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

At December 31, 2021, Acasti Pharma U.S. had net operating loss carryforwards (“NOLs”) for U.S. federal income tax purposes of approximately $9.1 million, which begin to expire in 2038.

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

At December 31, 2021, we had NOLs for Canadian federal income tax purposes of approximately $108.3 million, which expire at various dates through 2041. The extent to which we can utilize any or all of our NOLs will depend on many factors, including the jurisdiction applicable to any of our future taxable revenue.

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

We are a “smaller reporting company” under the SEC’s disclosure rules, meaning that we have either:

•
a public float of less than $250 million; or
•
annual revenues of less than $100 million during the most recently completed fiscal year; and
•
no public float; or
•
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

Dated: February 14, 2022

ACASTI PHARMA INC.

By:	/s/ Janelle D’Alvise
Name: Janelle D’Alvise
Title: President and Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Brian Ford
Name: Brian Ford
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)