Form 10-K
period 2022-03-31
Acasti Pharma Inc.
filed 2022-06-21
CIK 1444192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐ Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common shares on the last business day of its most recently completed second fiscal quarter, as reported on the NASDAQ Stock Market, was approximately $110,720,458.

The number of outstanding common shares of the registrant, no par value per share, as of June 21, 2022, was 44,439,758.

Auditor Firm Id: 85 Auditor Name: KPMG LLP Auditor Location: Montréal, QC, Canada

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2022 Annual Meeting of Shareholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this annual report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended March 31, 2022.

ACASTI PHARMA INC.

FORM 10-K

For the Fiscal Year Ended March 31, 2022

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains information that may be forward-looking information within the meaning of Canadian securities laws and forward-looking statements within the meaning of U.S. federal securities laws, both of which we refer to in this annual report as forward-looking information. Forward- looking information can be identified by the use of terms such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “intend”, “estimate”, “predict”, “potential”, “continue” or other similar expressions concerning matters that are not statements about the present or historical facts. Forward-looking information in this annual report includes, among other things, information or statements about:

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
•
expectations and forecasts related to our intellectual property portfolio, including but not limited to the probability of receiving orphan drug designation from the FDA for our leading pipeline products; our patent portfolio strategy; and outcomes of our patent filings and extent of patent protection;
•
our strategy, future operations, prospects and the plans of our management with a goal to enhance shareholder value
•
our intellectual property position and duration of our patent rights;
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

Although the forward-looking statements in this annual report are based upon what we believe are reasonable assumptions, you should not place undue reliance on those forward-looking statements since actual results may vary materially from them. Important assumptions made by us when making forward-looking statements include, among other things, assumptions by us that:

•
we are able to attract and retain key management and skilled personnel;
•
third parties provide their services to us on a timely and effective basis;
•
we are able to take advantage of new business opportunities in the pharmaceutical industry;
•
we are able to secure and defend our intellectual property rights, and to avoid infringing upon the intellectual property rights of third parties;
•
the shareholder litigation relating to our merger with Grace Therapeutics Inc. ("Grace") is resolved in a manner favorable to us and we face no additional lawsuits or other proceedings, or any such matters, if they arise, are satisfactorily resolved;
•
there are no material adverse changes in relevant laws or regulations; and
•
we are able to obtain the additional capital and financing we require when we need it.

In addition, the forward-looking statements in this annual report are subject to a number of known and unknown risks, uncertainties and other factors many of which are beyond our control, that could cause our actual results and developments to differ materially from those that are disclosed in or implied by the forward-looking statements, including, among others:

•
We may not achieve our publicly announced milestones on time, or at all.
•
We are heavily dependent on the success of our lead drug candidates, GTX-104, GTX-102 and GTX-101.
•
Our future results will suffer if we do not effectively manage our expanded operations.
•
We may not be able to maintain our operations and advance our research and development and commercialization of our lead drug candidates without additional funding.
•
Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.
•
We may be subject to foreign exchange rate fluctuations.
•
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
•
Lawsuits have been filed, against us and members of our board of directors challenging the Grace merger, and other lawsuits may be filed and any adverse ruling in any such lawsuit may result in an award of damages against us.
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
•
If our estimates or judgments relating to our critical accounting policies for intangible assets prove to be incorrect, impairment charges could result.
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
•
We may not be able to use our net operating loss carry forwards to offset future taxable income for Canadian or U.S. federal income tax purposes.
•
The IRS may not agree that we should be treated as a foreign corporation for U.S. federal tax purposes.
•
We do not expect to pay any cash dividends for the foreseeable future.
•
The price of our common shares may be volatile.
•
Raising additional capital in the future may cause dilution to our existing shareholders, restrict our operations or require us to relinquish rights to our technologies or drug candidates.
•
The market price of our common shares could decline if our operating results fall below the expectations of investors or fluctuate.
•
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

All of the forward-looking statements in this annual report are qualified by this cautionary statement. There can be no guarantee that the results or developments that we anticipate will be realized or, even if substantially realized, that they will have the consequences or effects on our business, financial condition, or results of operations that we anticipate. As a result, you should not place undue reliance on the forward-looking statements. Except as required by applicable law, we do not undertake to update or amend any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements are made as of the date of this annual report.

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

PART I

Item 1. Business

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

Our three most advanced programs are:

•
GTX-104, an IV formulation of nimodipine designed to treat Subarachnoid Hemorrhage (“SAH”), a rare brain disorder for which Acasti Pharma U.S. had completed multiple pharmacokinetic (“PK”) studies and for which we most recently completed a successful PK study in May 2022. SAH is a central nervous system condition that causes acute bleeding on the surface of the brain as the result of a ruptured aneurysm and requires immediate medical attention to prevent long-term disability or death. GTX-104 could be administered to improve the management of hypotension and reduce the incidence of vasospasm in SAH patients and potentially lead to better outcomes.

•
GTX-102, an oral-mucosal betamethasone spray for the treatment of Ataxia Telangiectasia (“A-T”), a complex orphan pediatric genetic neurodegenerative disorder usually diagnosed in young children, for which no FDA approved treatment exists.

•
GTX-101, a topical bioadhesive film-forming bupivacaine spray for Postherpetic Neuralgia (“PHN”), which is persistent and often causes debilitating pain following infection by the shingles virus. We believe that GTX-101 could be administered to patients with PHN to treat pain associated with the disease.

Our management team possesses significant experience in drug delivery research and evaluation, clinical and pharmaceutical development and manufacturing, regulatory affairs, and business development, as well as being well-versed in late-stage drug development and commercialization. The Acasti team has been collectively involved in the development and approval of several successful marketed drugs, including TORADOL™, NAPROSYN™, ANDROGEL™, SUBSYS™, MARINOL™ and KEPPRA XR™, Claritin®, Euflex®, Effexor®, Sonata®, Ativan®, RD-Heparin®, Rapamune®, Etodolac Aricept®, Cardizem®, Deflazacort®, Macimorelin®

The table below summarizes planned key 2022 calendar year milestones for our three clinical drug candidates:

GTX-104 Overview

Nimodipine was granted FDA approval in 1988, and is the only drug approved to improve neurological outcomes in SAH. It is only available in the United States as a generic oral capsule and as a branded oral liquid solution called NYMALIZE™, which is manufactured and sold by Arbor Pharmaceuticals. Nimodipine has poor water solubility and high permeability characteristics as a result of its high lipophilicity. Additionally, orally administered nimodipine has dose-limiting side-effects such as hypotension, poor absorption and low bioavailability resulting from high first-pass metabolism, and a narrow administration window as food effects lower bioavailability significantly. Due to these issues, blood levels of orally administered nimodipine can be highly variable, making it difficult to manage blood pressure in SAH patients. Nimodipine capsules are also difficult to administer, particularly to unconscious patients or those with impaired ability to swallow. Concomitant use with CYP3A inhibitors is contraindicated (NIMODIPINE Capsule PI).

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

Key Benefits: Novel nanoparticle technology facilitates aqueous formulation of insoluble nimodipine and enables a safe, standard peripheral IV infusion:

•
Potential for better management of hypotension
•
100% bioavailability
•
Lower inter and intra-subject variability
•
No food effects

GTX-104 could provide a more convenient mode of administration as compared to generic nimodipine capsules or NYMALIZE™ GTX-104 is peripherally infused every four hours as compared to administration via a nasogastric tube in unconscious patients every two to four hours for both NYMALIZE™ oral solution and nimodipine oral capsules. Therefore, GTX-104 could be considered as a major contribution to patient care by potentially reducing the dosing frequency, and the associated nursing burden. More convenient and less frequent dosing can also reduce the risk of medication errors. In addition, two PK studies conducted with GTX-104 has shown that it has the potential to provide improved bioavailability and lower intra-subject variability compared to oral administration. Because of its IV formulation, we also expect it to reduce certain drug-drug interactions and food effects.

Despite the positive impact it has on recovery, physicians often must discontinue their patients on oral nimodipine, primarily as a result of hypotensive episodes that cannot be controlled by titrating the oral form of drug. Such discontinuation could potentially be avoided by administering GTX-104, which because of its IV administration, may obviate the complexity that results from the need for careful attention to the timing of nimodipine administration at least one hour before or two hours after a meal. Administration of GTX-104 via a peripheral vein is often much more comfortable for the patients compared to administration by central venous access, which can often be a difficult and invasive procedure. Also, unconscious patients will likely receive more consistent concentrations of nimodipine when delivered by the IV route as compared to oral gavage or a nasogastric tube. More consistent dosing is expected to result in a reduction of vasospasm and a better, more consistent management of hypotension. As summarized in the table below, we anticipate reduced use of rescue therapies, such as vasopressors, and expensive hospital resources, such as the angiography suite, are possible by more effectively managing blood pressure with GTX-104. Reduced incidences of vasospasm could result in shorter length of stay and better outcomes.

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

The incidence of SAH in the United States is approximately 10 in every 100,000 persons per year (Becske, 2016; NINDS, 2016; Ingall, 1989; Schievink, 1995; Schievink, 1997; Zacharia, 2010), based on multiple analyses of the population of Rochester, Minnesota. Ingall (1989) studied the incidence of SAH in this population over the 40-year period from 1945 through 1984. At that time, the population of Rochester lent itself well to epidemiological studies because medical care was provided primarily by the Mayo Clinic. Over this period, the average annual incidence rate of aSAH remained constant at approximately 11 per 100,000 population. More recently, the American Heart Association/American Stroke Association Guidelines for the Management of Aneurysmal Subarachnoid Hemorrhage (Connolly, 2012) refer to the 2003 Nationwide Inpatient Sample as providing an annual estimate of 14.5 discharges for aSAH per 100,000 adults, although, because death resulting from aSAH often occurs before hospital admission (in an estimated 10% to 15% of cases), the true incidence may be higher. According to the U.S. Census Bureau, Population Estimates for 2015, the U.S. population was estimated at 321,418,820. Therefore, we estimate that approximately 53,596 individuals experience aSAH each year. The total addressable market for SAH is approximately $300 million in the U.S., and an estimated 50,000 patients in the European Union based on annual inpatient admissions and the average length-of-stay.

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

GTX-104 Near Term Milestones: - Conduct PK Bridging and Phase 3 Safety Studies

In September 2021, we initiated our pivotal PK bridging study to evaluate the relative bioavailability of GTX-104 compared to currently marketed oral nimodipine capsules in approximately 50 healthy subjects. The PK study was the next required step in our proposed 505(b)(2) regulatory pathway for GTX-104.

Interim results were reported on December 2, 2021, and we believed at the time and it turned out to be correct, that the tight correlation of the primary endpoint data for the first 20 patients was a strong indication that GTX-104 could achieve comparable bioavailability with oral nimodipine in the full study cohort of 50 subjects. As observed in a previous PK study, the inter- and intra-subject variability in the interim analysis was much lower for GTX-104 as compared with oral nimodipine. There were no serious adverse events observed in the first 20 subjects, and only mild adverse events were reported in both groups such as headaches, that were resolved with common medications.

Final results from this pivotal PK study were reported on May 18, 2022, and showed that the bioavailability of IV GTX-104 compared favorably with the oral formulation of nimodipine in all subjects, and no serious adverse events were observed for GTX-104.

The PK study was completed at a single center in Canada and followed a 2-period crossover design where each subject received IV GTX-104 first, followed by oral nimodipine; or oral nimodipine first, followed by IV GTX-104. Fifty-eight subjects were randomized in a ratio of 1:1 between IV GTX-104 first or oral nimodipine first. IV GTX-104 and oral nimodipine was administered to all subjects over a period of 72 hours. A total of 56 and 55 subjects were included in the PK analysis at Day 1 and Day 3, respectively, as two subjects did not complete one of the two periods and one subject was excluded due to a protocol deviation, as prospectively defined in the statistical analysis plan.

The primary PK endpoints were maximum concentration (expressed as Cmax) during the first 4 hours on Day 1 and the total amount of nimodipine in the blood (expressed as the area under the curve (AUCDay 3, 0-24hr)) on Day 3. The secondary endpoint was Cmax measured over 24 hours on Day 3. The ratio of IV/oral is presented below for each endpoint with the corresponding 90% confidence interval (CI). A ratio of 1 indicates no absolute difference between IV GTX-104 and oral nimodipine.

The IV/oral ratio (%) and its corresponding 90% CI (range) for the primary and secondary endpoints in the subjects who completed each treatment period were as follows:

Day 1 Cmax, 0-4hr: 92% (82 – 104)

AUCDay 3, 0-24hr: 106% (99 – 114)

Day 3 Cmax, 0-24hr: 92% (85 – 101)

All three endpoints indicated that statistically there was no difference in exposures between IV GTX-104 and oral nimodipine over the defined time periods for both maximum exposure and total exposure. Plasma concentrations obtained following IV administration showed significantly less variability between subjects as compared to oral administration of capsules, since IV administration is not as sensitive to some of the physiological processes that affect oral administration, such as taking the drug with and without meals, variable gastrointestinal transit time, variable drug uptake from the gastrointestinal tract into the systemic circulation, and variable hepatic blood flow and hepatic first pass metabolism. Previous studies have shown these processes significantly affect the oral bioavailability of nimodipine, and therefore cause oral administration to be prone to larger within and between-subject variability.

The bioavailability of oral nimodipine capsules observed was only 8% compared to IV GTX-104. Consequently, less than one-tenth the amount of nimodipine is delivered with GTX-104 to achieve the same blood levels as with the oral capsules. In addition, the diurnal variation associated with IV GTX-104 was approximately half of that seen with the oral nimodipine capsules. Diurnal variation takes into consideration variation in body functions (blood flow, renal function and hepatic metabolism) over the course of a day.

No serious adverse events and no adverse events leading to withdrawal were reported during the study. More gastro-intestinal disorders were observed with oral nimodipine (16% vs 7% for IV GTX-104), and as expected in the context of a phase I trial conducted in healthy volunteers, more administration and sampling site related events were observed with IV GTX-104 (41% vs 11% for oral nimodipine). The other most frequently observed adverse events (IV/oral) were headache (36%/36%), somnolence (9%/13%) and hot flashes/flushing (10%/11%).

We plan to submit these results to the FDA, along with our proposed study design for the Phase 3 safety study which continues on track to start in the second half of 2022. We expect the safety study to be the final step required to seek approval under the 505(b)(2) regulatory pathway before submitting a New Drug Application to the FDA.

GTX-102 Overview

GTX-102 is a novel, concentrated oral-mucosal spray of betamethasone intended to improve neurological symptoms of Ataxia Telangiectasia (“A-T”) for which there are currently no FDA-approved therapies. GTX-102 is a stable, concentrated oral spray formulation comprised of the glucocorticoid betamethasone, that together with other excipients can be sprayed conveniently over the tongue of the A-T patient.

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

In the trial, oral liquid betamethasone reduced the ICARS total score by a median of 13 points in the intent-to-treat (“ITT”) population and 16 points in the per-protocol (“PP”) population (the median percent decreases of ataxia symptoms of 28% and 31%, respectively). In the ITT population, significant improvements were observed in the posture and gait disturbance (p = 0.02), kinetic function (p = 0.02), and speech disorders ICARS subscales (p = 0.02), but not in the oculomotor disorders subscale (p > 0.05). Similar results were found in the PP population. Adverse events in the trial were minimal, with no compulsory withdrawals and only minor side effects that did not require medical intervention. Small increases in body weight were observed in 12 patients on betamethasone and in 4 patients on placebo. Moon face was present in 8 patients on betamethasone. Clinical study results in A-T patients administered oral betamethasone indicated that betamethasone significantly reduced ICARS total score relative to placebo (P = 0.01). The median ICARS change score (change in score with betamethasone minus change in score with placebo) was -13 points (95% confidence interval for the difference in medians was -19 to -5.5 points).

	Clinical Study Results in A-T Patients Administered Oral Betamethasone
	Placebo		Betamethasone		Efficacy
ICARS	Day -1	Day 31	Day -1	Day 31	Db	95% Cl for the median	P valuec
Total score	46 (14-69)	41.5 (26-68)	50 (20-68)	33 (19-55)	-13 (-28 to 14)	-19 to -5.5	0.01
I. Posture and gait disturbance	13.5 (3-30)	14.5 (7-30)	18 (7-29)	9 (4-26)	-5 (-15 to 5)	-9.5 to -1.5	0.02
II. Kinetic function	22 (6-32)	20.5 (13-31)	23 (10-33)	18 (8-28)	-8 (-15 to 10)	-10 to -0.5	0.02
III. Speech disorder	3 (1-5)	2.5 (2-5)	3 (2-5)	2 (1-5)	-1 (-3 to 1)	-2.5 to -0.5	0.02
IV. Oculomotor disorders	3 (2-5)	3.5 (1·5)	3 (1-5)	3 (1-5)	0 (-2 to 2)	-2 to 1	0.43

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

Based on the Zannolli data, we believe GTX-102 concentrated oral spray has the potential to provide clinical benefits in decreasing A-T symptoms, including assessments of posture and gait disturbance and kinetic, speech and oculomotor functions. In addition, GTX-102 may ease drug administration for patients experiencing A-T given its application of 1-3x/day of 140µL of concentrated betamethasone liquid spray onto the tongue using a more convenient metered dose spray, as these A-T patients typically have difficulty swallowing (lefton-greif 2000).

GTX-102 PK Data to Date:

GTX-102 administered as a concentrated oral spray achieves similar blood levels at only 1/70th the volume of an oral solution of betamethasone. This is important for A-T patients who have difficulties swallowing large volumes of liquids, and it could help to reduce the side effects common with chronic use of a glucocorticosteroid drug.

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

Based on such FDA guidance, we plan to initiate a PK bridging study of our proprietary concentrated oral spray as compared to the oral liquid solution of betamethasone used in the Zannolli study and against the injectable form of betamethasone that is approved in the U.S. in the second calendar quarter of 2022. We expect to report the results of this study before the end of 2022. Based on the FDA’s guidance and assuming the PK bridging study meets its primary endpoint, we plan to conduct a confirmatory Phase 3 safety and efficacy trial in A-T patients. The Phase 3 study is expected to be initiated in the first half of 2023. If both studies meet their primary endpoints, an NDA filing under Section 505(b)(2) would follow.

GTX-101 Overview

GTX-101 is a non-narcotic, topical bio-adhesive film-forming bupivacaine spray designed to ease the symptoms of patients suffering with postherpetic neuralgia (“PHN”). GTX-101’s metered-dose of bupivacaine spray forms a thin bio-adhesive topical film on the surface of the patient’s skin, which enables a touch-free, non-greasy application. It also comes in convenient, portable 30 ml plastic bottles. Unlike oral gabapentin and lidocaine patches, we believe that the biphasic delivery mechanism of GTX-101 has the potential for rapid onset and continuous pain relief for up to eight hours. No skin sensitivity was reported in a Phase 1 study.

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

PHN is associated with significant loss of function and reduced quality of life, particularly in the elderly. It has a detrimental effect on all aspects of a patients’ quality of life. The nature of PHN pain varies from mild to excruciating in severity, constant, intermittent, or triggered by trivial stimuli. Approximately half of patients with PHN describe their pain as “horrible” or “excruciating,” ranging in duration from a few minutes to constant on a daily or almost daily basis (Katz, 2004). The pain can disrupt sleep, mood, work, and activities of daily living, adversely impacting the quality of life and leading to social withdrawal and depression. PHN is the number-one cause of intractable, debilitating pain in the elderly, and has been cited as the leading cause of suicide in chronic pain patients over the age of 70 (Hess, 1990).

Current treatment of PHN most often consists of oral gabapentin (first line) and prescription lidocaine patches (second line), and refractory cases may be prescribed opioids to address persistent pain. Gabapentin and opioid abuse have continued to proliferate, and lidocaine patches are suboptimal for many reasons. An independent third party market research firm commissioned by Acasti interviewed more than 250 physicians who regularly treat PHN patients, and found that approximately 40% of patients using lidocaine patches experience insufficient pain relief. Lidocaine patches are difficult to use, fall off, and look unsightly with possible skin sensitivity and irritation. Additionally, it can take up to two weeks for an optimal analgesic effect to be achieved. Prescription lidocaine patches are only approved for PHN, and the market is currently made up of both branded and generic offerings. It is estimated that PHN affects approximately 120,000 patients per year in the United States. According to the third-party report commissioned by Acasti, the total addressable market for GTX-101 could be as large as $2.5 billion, consisting of approximately $200 million for PHN pain and $2.3 billion for non-PHN pain.

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

In the third study, the PK, safety, and tolerability of a single 100 mg dose (ten sprays) of GTX-101 were again investigated. This study was a single-center, non-randomized, single dose, open-label, 1-period, 1-treatment design in 10 healthy male and female subjects. The PK results show the maximum observed plasma concentration of bupivacaine was reached within 20 to 48 hours for all subjects. The maximum concentration reached was 19.59 ng/mL. This study confirmed that bupivacaine delivered as a spray (GTX-101) is well absorbed through the skin, as demonstrated in the graph below, while very little is absorbed systemically.

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

The data from the single dose Phase 1 clinical trial for topical bupivacaine spray along with regulatory guidance from the FDA’s Division of Anesthesiology that was received at a pre-IND meeting on April 18, 2018 has informed the design of additional preclinical toxicology studies and a clinical and regulatory pathway to approval. We expect to report the results of a minipig skin sensitivity study in the third calendar quarter of 2022. We also plan to initiate a single dose and a multiple ascending dose study in healthy human volunteers in the third calendar quarter of 2022. We expect to report both of these results for these studies before the end of 2022. Results from these pre-clinical and clinical studies are required before we can initiate our program in PHN patients, which we expect will start in early 2023.

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

Intellectual Property Portfolio

We have a strong and multi-layered intellectual property protection strategy, which we believe will create barriers to entry and solidify our position in the market. All of our leading pipeline products have received orphan status designation from the FDA, which could result in 7 years of marketing exclusivity in the United States and 10 years in Europe, provided they receive the final marketing authorizations from the applicable government agencies, and they can meet the conditions for receiving such marketing exclusivity. In addition, we protect our drug candidates through a well-defined patent filing strategy. Our patent estate includes more than 40 granted and pending patents in various global jurisdictions, including 4 U.S. issued patents and 7 filed U.S. patent applications. We believe that our intellectual property portfolio, consisting primarily of composition and method-of-use patents, will protect the market value of our products by extending exclusivity beyond what is granted through the orphan designation. We intend to continue to build our patent portfolio by filing for patent protection on new developments with respect to our product candidates. We expect that these patents will, if and when issued, allow us to list our own patents in the Orange Book: Approved Drug Products with Therapeutic Equivalence issued by the FDA, to which potential competitors will be required to certify upon submission of their applications referencing our drug products, if approved.

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

Recent Developments

On March 22, 2022 we announced the awards of several patents relating to our three lead drug candidates. The European Patent Office provided notice of intention to grant the Company’s composition of matter patent for GTX-104. The patent is expected to be valid until 2037. The United States Patent and Trademark Office also issued a notice of allowance for our composition of matter patent for GTX-102. The patent is expected to be valid until 2037. Finally, the Japanese Patent Office granted a composition of matter patent for our GTX 101 topical spray. The granted patent is valid until 2036.

On March 25, 2022 we announced the appointment of Michael L. Derby to our board of directors, filling the remaining seat on our board of directors recommended by the former Grace stockholders as contemplated by the merger agreement for the Grace transaction.

On May 18, 2022, we announced that the top line results of the PK bridging study with IV GTX-104, our lead drug candidate for the treatment of SAH, met all its planned study endpoints. The primary objective of the study was to evaluate the relative bioavailability of IV GTX-104 compared to oral nimodipine in healthy adult male and female subjects, while the secondary objective was to assess its safety and tolerability.

On May 23, 2022 we announced that we have retained one of the industry's leading investor relations firms, Lytham Partners, LLC, to lead a strategic investor relations and shareholder communication program for the Company.

On June 14, 2022 we announced the issuance of additional patents for GTX-104 and GTX-101. Three composition of matter patents were issued for GTX-104 by The United States Patent and Trademark Office, the Japanese Patent Office, and the Australian Patent Office. Additionally, one new patent for GTX-104 was awarded by the Indian Patent Office. These granted patents are all valid until 2037.

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

Corporate Structure

Acasti was incorporated on February 1, 2002 under Part 1A of the Companies Act (Québec) under the name “9113-0310 Québec Inc.” On February 14, 2011, the Business Corporations Act (Québec), or QBCA, came into effect and replaced the Companies Act (Québec). We are now governed by the QBCA. On August 7, 2008, pursuant to a Certificate of Amendment, we changed our name to “Acasti Pharma Inc.”, our share capital description, the provisions regarding the restriction on securities transfers and our borrowing powers. On November 7, 2008, pursuant to a Certificate of Amendment, we changed the provisions regarding our borrowing powers. We became a reporting issuer in the Province of Québec on November 17, 2008. On December 18, 2019, we incorporated a new wholly owned subsidiary named Acasti Innovation AG, or AIAG, under the laws of Switzerland for the purpose of future development of our intellectual property and for global distribution of our products. AIAG currently does not have any operations. On August 27, 2021, Acasti completed its acquisition of Grace via a merger following the approval of Acasti’s shareholders and Grace’s stockholders. Following completion of the merger, Grace became a wholly owned subsidiary of Acasti and was renamed Acasti Pharma U.S. Inc.

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

Item 1A. Risk Factors

Summary of Risk Factors

We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. This summary does not address all of the risks that we face. We encourage you to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. The primary categories by which we classify risks include: (i) general risks related to our company; (ii) risks relating to our business; (iii) risks relating to the development, testing and commercialization of our products; (iv) risks relating to our intellectual property; (v) risks relating to our dependence on third parties; and (vi) risks relating to ownership of our common shares. Set forth below within each of these categories is a summary of the principal factors that make an investment in our common shares speculative or risky.

General Risks Related to the Company

•
We may not achieve our publicly announced milestones on time, or at all.
•
We are heavily dependent on the success of our lead drug candidates, GTX-104, GTX-102 and GTX-101.
•
Our future results will suffer if we do not effectively manage our expanded operations.
•
We may not be able to maintain our operations and advance our research and development and commercialization of our lead drug candidates without additional funding.
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

Risk Factors Relating to our Business

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

Risks Related to Development, Testing and Commercialization of Our Products

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
•
Our commercial success depends upon attaining significant market acceptance of our drug candidates and drug products, if approved, among physicians, nurses, pharmacists, patients and the medical community.
•
Guidelines and recommendations published by government agencies can reduce the use of our drug candidates and drug products, if approved, and negatively impact our ability to gain market acceptance and market share.
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
•
Delays in clinical trials are common and have many causes, and any delay could result in increased costs to us and could jeopardize or delay our ability to obtain regulatory approval and commence drug product sales. We may also find it difficult to enroll patients in our clinical trials, which could delay or prevent development of our drug candidates.
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

Risks Relating to our Intellectual Property

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
•
Our success depends in part upon our ability to protect our intellectual property for our branded drug products and drug candidates, such as GTX-104, GTX-102 and GTX-101.
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
•
If our estimates or judgments relating to our critical accounting policies for intangible assets prove to be incorrect, impairment charges could result.

Risks Related to Our Dependence on Third Parties

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

Risks related to Tax

•
There is a significant risk that we may be classified as a PFIC for U.S. federal income tax purposes.
•
We may not be able to use our net operating loss carry forwards to offset future taxable income for Canadian or U.S. federal income tax purposes.
•
The IRS may not agree that we should be treated as a foreign corporation for U.S. federal tax purposes.

Risks Relating to Ownership of our Common Shares

•
We do not expect to pay any cash dividends for the foreseeable future.
•
The price of our common shares may be volatile.
•
Raising additional capital may cause dilution to our existing shareholders, restrict our operations, or require us to relinquish rights to our technologies or drug candidates.
•
The market price of our common shares could decline if our operating results fall below the expectations of investors or fluctuate .
•
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

Any investment in our common shares involves a high degree of risk. The following risk factors and other information included in this annual report on Form 10-K should be carefully considered. If any of these risks actually occur, our business, financial condition, prospects, results of operations or cash flow could be materially and adversely affected, and you could lose all or a part of the value of your investment. Additional risks or uncertainties not currently known to us, or that we deem immaterial, may also negatively affect our business operations.

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

We may not be able to maintain our operations and advance our research and development and commercialization of our lead drug candidates without additional funding.

We have incurred operating losses and negative cash flows from operations since our inception. To date, we have financed our operations through public offerings and private placements of securities, proceeds from exercises of warrants, rights and options, and receipt of research tax credits and research grant programs. Our cash and cash equivalents and short-term investments (including restricted investments) were $43.7 million as of March 31, 2022 and $60.7 million as of March 31, 2021.

Our current assets, as of March 31, 2022, are projected to support our current liabilities as at that date when combined with the projected level of our expenses for the next twelve months, including fully funding the completion of our Phase 3 program for GTX-104. We expect that additional time and capital will be required by us to file an NDA to obtain FDA approval for GTX-104 in the United States, to further scale up our manufacturing capabilities, and to complete marketing and other pre-commercialization activities. Consequently, we expect to require additional capital to fund our daily operating needs beyond the next twelve months. Based on a conservative estimate, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements beyond the completion of our Phase 3 trials for GTX-104. To fully execute our business plan, we plan to raise the necessary capital primarily through additional securities offerings and multiple sources of non-dilutive capital, such as grants or loans and strategic alliances. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay the research and development and commercial launch of our lead drug candidates. Unexpected negative results in our clinical programs for our lead drug candidates may affect our ability to raise additional capital and/or complete strategic development and/or distribution partnerships to support the commercial launch of our drug candidates. Additional funding from third parties may not be available on acceptable terms or at all to enable us to continue with the research and development and commercialization of our lead drug candidates.

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

The trading market for our common shares will depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not currently have limited research coverage by securities and industry analysts. If few or no securities or industry analysts commence coverage of our company, the trading price for our common shares could be negatively impacted. If one or more of the analysts who covers us downgrades our common shares or publishes inaccurate or unfavorable research about our business, our share price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common shares could decrease, which could cause our share price and trading volume to decline.

Lawsuits have been filed, and other lawsuits may be filed, against us and members of our board of directors challenging the Grace merger, and an adverse ruling in any such lawsuit may result in an award of damages against us.

In connection with the Grace merger, four shareholder lawsuits were filed. Two of the lawsuits have been voluntarily dismissed without prejudice and the remaining two have been consolidated. The lawsuits generally allege that our public disclosures pertaining to the Grace merger omit material facts in purported violation of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and that members of our board of directors are liable for those purported omissions under Section 20(a) of the Exchange Act. The relief sought in the lawsuits includes, among other things, to enjoin the consummation of the merger, to award damages purportedly caused by the alleged omissions, and to award plaintiffs’ attorneys’ fees and other costs. It is possible that additional lawsuits asserting similar claims could be filed. We strongly believe the allegations in the lawsuits are frivolous and without merit, and are vigorously defending against them. The results of complex legal proceedings are difficult to predict.

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

As our company matures, we expect to expand our employee base to increase our managerial, scientific, engineering, operational, sales, marketing, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate, and integrate additional employees, consultants and contractors. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our existing or future product candidates. Our future financial performance and our ability to sell and commercialize our product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage any future growth.

We face potential product liability, and if claims are brought against us, we may incur substantial liability.

The use of our product candidates in clinical trials, and the sale of any drug candidates for which we obtain marketing approval, exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our product candidates. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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

Our business plan is highly dependent upon our ability to obtain regulatory approval to market and commercialize our lead drug candidates, GTX-104, GTX-102 and GTX-101 in the United States. The failure to do so would have a material adverse effect on our ability to execute on our business plan and generate revenue. In addition, even if we obtain U.S. regulatory approvals to commercialize GTX-104, GTX-102 and GTX-101, we may not be able to do so in other international jurisdictions.

We are subject to uncertainty relating to healthcare reform measures and reimbursement policies which, if not favorable to our drug candidates, could hinder or prevent our drug candidates’ commercial success.

Our ability to commercialize our drug candidates successfully will depend in part on the extent to which governmental authorities, private health insurers and other third-party payors establish appropriate coverage and reimbursement levels for our drug candidates and related treatments. As a threshold for coverage and reimbursement, third-party payors generally require that drug products have been approved for marketing by the FDA. Third-party payors are increasingly imposing additional requirements and restrictions on coverage and limiting reimbursement levels for medical products. These restrictions and limitations influence the purchase of healthcare services and products. The cost containment measures that healthcare payors and providers are instituting and the effect of any healthcare reform could significantly reduce our revenues from the sale of any approved drug. We cannot provide any assurances that we will be able to obtain third-party coverage or reimbursement for our drug candidates in whole or in part.

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

There also have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare costs to contain or reduce costs of healthcare may adversely affect one or more of the following:

•
our ability to set a price that we desire for our drug products, if any are approved
•
our ability to generate revenues and achieve profitability;
•
the future revenues of our potential customers, suppliers and collaborators; and
•
the availability of capital to us.

Any of these scenarios could harm our ability to market our products and generate revenues. It is also possible that other proposals having a similar effect will be adopted.

Our commercial success depends upon attaining significant market acceptance of our drug candidates and drug products, if approved, among physicians, nurses, pharmacists, patients and the medical community.

Even if we obtain regulatory approval for our drug product candidates, our drug product candidates may not gain market acceptance among physicians, nurses, pharmacists, patients, the medical community or third-party payors, which is critical to commercial success. Market acceptance of our drug candidates and any drug product for which we receive approval depends on a number of factors, including:

•
the timing of market introduction of the drug candidate or drug product as well as competitive products;
•
the clinical indications for which the drug product is approved;
•
the convenience and ease of administration to patients of the drug candidate or drug product;
•
the potential and perceived advantages of such drug candidate over alternative treatments;
•
the cost of treatment in relation to alternative treatments, including any similar generic treatments;
•
the availability of coverage and adequate reimbursement and pricing by third party payors and government authorities;
•
relative convenience and ease of administration;
•
any negative publicity related to our or our competitors’ drug products that include the same active ingredient;
•
the prevalence and severity of adverse side effects, including limitations or warnings contained in a drug product’s FDA-approved labeling; and
•
the effectiveness of our sales and marketing efforts.

If our drug candidates or drug products, if approved, fail to achieve an adequate level of acceptance by physicians, nurses, pharmacists, patients, and the medical community, we will be unable to generate significant revenues, and we may not become or remain profitable.

Guidelines and recommendations published by government agencies can reduce the use of our drug candidates and drug products, if approved and negatively impact our ability to gain market acceptance and market share.

Government agencies promulgate regulations and guidelines applicable to certain drug classes which may include our drug products and product candidates that we are developing. Recommendations of government agencies may relate to such matters as usage, dosage, route of administration and use of concomitant therapies. Regulations or guidelines suggesting the reduced use of certain drug classes which may include our drug products and product candidates that we are developing or the use of competitive or alternative drug products as the standard of care to be followed by patients and healthcare providers could result in decreased use of our drug candidates or negatively impact our ability to gain market acceptance and market share.

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

In addition to existing branded reference drugs and the related generic products, the FDA or other applicable regulatory authorities may approve generic products that compete directly with our drug candidates, if approved. Once an NDA, including a 505(b)(2) application, is approved, the product covered thereby becomes a “listed drug” which can, in turn, be cited by potential competitors in support of approval of an abbreviated new drug application (“ANDA”). The Federal Food, Drug, and Cosmetic Act, FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA for generic substitutes. These manufacturers might only be required to conduct a relatively inexpensive study to show that their product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labeling as our product candidate and that the generic product is bioequivalent to ours, meaning it is absorbed in the body at the same rate and to the same extent as our drug product. These generic equivalents, which must meet the same quality standards as branded pharmaceuticals, would be significantly less costly than ours to bring to market and companies that produce generic equivalents are generally able to offer their drug products at lower prices. After the introduction of a generic competitor, a significant percentage of the sales of any branded drug product is typically lost to the generic drug product. Accordingly, competition from generic equivalents of our drug candidates would materially adversely impact our ability to successfully commercialize our drug candidates.

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

Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. If our competitors market products that are more effective, safer or less expensive than our drug products, if any, or that reach the market sooner than our drug products, if any, we may enter the market too late in the cycle and may not achieve commercial success. In addition, the biopharmaceutical industry is characterized by rapid technological change. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or drug products developed by our competitors may render our drug products, if any, or drug candidates obsolete, less competitive or not economical.

We could incur substantial costs and disruption to our business and delays in the launch of our drug candidates if our competitors and/or collaborators bring legal actions against us, which could harm our business and operating results.

We cannot predict whether our competitors or potential competitors, may bring legal actions against us based on our research, development, and commercialization activities, as well as any drug candidates or drug products resulting from these activities, claiming, among other things, infringement of their intellectual property rights, breach of contract or other legal theories. If we are forced to defend any such lawsuits, whether they are with or without merit or are ultimately determined in our favor, we may face costly litigation and diversion of technical and management personnel. These lawsuits could hinder our ability to enter the market early with our drug candidates and thereby hinder our ability to influence usage patterns when fewer, if any, of our potential competitors have entered such market, which could adversely impact our potential revenue from such drug candidates. Some of our competitors have substantially greater resources than we do and could be able to sustain the cost of litigation to a greater extent and for longer periods of time than we could. Furthermore, an adverse outcome of a dispute may require us: to pay damages, potentially including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s patent or other intellectual property rights; to cease making, licensing or using products that are alleged to incorporate or make use of the intellectual property of others; to expend additional development resources to reformulate our products or prevent us from marketing a certain drug; and to enter into potentially unfavorable royalty or license agreements in order to obtain the rights to use necessary technologies. Royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all.

The COVID-19 pandemic, or a similar pandemic, epidemic, or outbreak of an infectious disease, may materially and adversely affect our business and our financial results and could cause a disruption to the development of our drug candidates.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. The coronavirus pandemic is evolving, and has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. While to date, the coronavirus pandemic has not had a material adverse effect on our business, any negative impact COVID-19 has to patient enrollment or treatment, or the research and development of our drug candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our drug candidates, increase our operating expenses, and have a material adverse effect on our financial results.

Additionally, timely enrollment in planned clinical trials is dependent upon clinical trial sites which could be adversely affected by global health matters, such as pandemics. We plan to conduct clinical trials for our drug candidates in geographies which are currently being affected by the COVID-19 pandemic. Some factors from the COVID-19 pandemic that could delay or otherwise adversely affect enrollment in the clinical trials of our drug candidates, as well as our business generally, include:

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

The research, testing, development, manufacturing, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, marketing, distribution, possession and use of our drug candidates, among other things, are subject to regulation by numerous governmental authorities in the United States and elsewhere. The FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, and implementing regulations. Non-compliance with any applicable regulatory requirements can result in refusal of the governmental authority to approve products for marketing, criminal prosecution and fines, warning letters, product recalls or seizure of products, total or partial suspension of production, prohibitions or limitations on the commercial sale of products or refusal to allow the entering into of federal and state supply contracts. FDA and comparable governmental authorities have the authority to withdraw product approvals that have been previously granted. In addition, the regulatory requirements relating to our drug candidates and drug products, if any, may change from time to time and it is impossible to predict what the impact of any such changes may be.

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

If the FDA does not allow us to pursue the 505(b)(2) regulatory pathway for GTX-104, GTX-101 or GTX-102 as anticipated, we may need to conduct additional clinical trials, provide additional data and information and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for our drug candidates would likely substantially increase. Moreover, an inability to pursue the 505(b)(2) regulatory pathway could result in new competitive products reaching the market faster than our drug candidates, which could materially adversely impact our competitive position and prospects. Even if we are allowed to pursue the 505(b)(2) regulatory pathway for a drug candidate, we cannot assure you that we will receive the requisite or timely approvals for commercialization of such drug candidate.

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

Our drug candidates are in various stages of development. Clinical trial failures may occur at any stage and may result from a multitude of factors both within and outside our control, including flaws in formulation, adverse safety or efficacy profile and flaws in trial design, among others. If the trials result in negative or inconclusive results, we or our collaborators may decide, or regulators may require us, to discontinue trials of our drug candidates or conduct additional clinical trials or preclinical studies. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. For these reasons, our future clinical trials may not be successful.

Delays in clinical trials are common and have many causes, and any delay could result in increased costs to us and could jeopardize or delay our ability to obtain regulatory approval and commence drug product sales. We may also find it difficult to enroll patients in our clinical trials, which could delay or prevent development of our drug candidates.

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
•
time required to add new clinical sites; or
•
delays by our CMOs to produce and deliver sufficient supply of clinical trial materials.

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
•
perceived risks and benefits of the drug candidate under trial;
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

As with many pharmaceutical and biological products, treatment with our drug products or drug candidates may produce undesirable side effects or adverse reactions or events. Although the nature of our drug products or drug candidates as containing active ingredients that have already been approved means that the side effects arising from the use of the active ingredient or class of drug in our drug products or drug candidates is generally known, our drug products or drug candidates may still cause undesirable side effects, which may harm our business, financial condition and prospects significantly.

Further, if any of our drug products cause serious or unexpected side effects after receiving market approval, a number of potentially significant negative consequences could result, including:

•
regulatory authorities may withdraw their approval of the drug product or impose restrictions on its distribution;
•
the FDA may require implementation of a Risk Evaluation and Mitigation Strategy (“REMS”);
•
regulatory authorities may require the addition of labeling statements, such as warnings or contraindications;
•
we may be required to change the way the drug product is administered or conduct additional clinical studies;
•
we could be sued and held liable for harm caused to patients; or
•
our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the affected drug product or drug candidate and could substantially increase the costs of commercializing our drug products and drug candidates.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our drug candidates, our business will be substantially harmed.

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a drug candidate’s clinical development and may vary among jurisdictions. It is possible that none of our existing drug candidates or any drug candidates we may seek to develop will ever obtain regulatory approval in the United States or other jurisdictions.

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

Companies that produce branded reference drugs routinely bring litigation against 505(b)(2) applicants that seek regulatory approval to manufacture and market generic and reformulated forms of their branded products. These companies often allege patent infringement or other violations of intellectual property rights as the basis for filing suit against a 505(b)(2) applicant. Likewise, patent holders may bring patent infringement suits against companies that are currently marketing and selling their approved generic or reformulated products. When a drug, such as GTX-104, has orphan drug exclusivity, the FDA may not approve any other application to market the same drug for the same indication for a period of up to seven years, except in limited circumstances, such as a showing of clinical superiority over the drug product with orphan exclusivity. In the United States, pediatric exclusivity adds six months to any existing exclusivity period.

Our business is subject to extensive regulatory requirements and our drug candidates that obtain regulatory approval will be subject to ongoing and continued regulatory review, which may result in significant expense and limit our ability to commercialize such products.

Even after a drug product is approved, we will remain subject to ongoing FDA and other regulatory requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, import, export, record-keeping and reporting of safety and other post-market information. The holder of an approved NDA is obligated to monitor and report adverse events, and any failure of a drug product to meet the specifications in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved drug product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA laws and regulations and are subject to FDA review, in addition to other potentially applicable federal and state laws. In addition, the FDA may impose significant restrictions on the approved indicated uses for which the drug product may be marketed or on the conditions of approval. For example, a product’s approval may contain requirements for potentially costly post-approval studies and surveillance to monitor the safety and efficacy of the drug product, or the imposition of a REMS program.

In addition, the FDA’s regulations, policies, or guidance may change and new or additional statutes or government regulations in the United States and other jurisdictions may be enacted that could prevent or delay regulatory approval of our drug product candidates or further restrict or regulate post-approval activities. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from pending or future legislation or administrative action, either in the United States or abroad. If we are not able to achieve and maintain regulatory compliance, we may not be permitted to market our drug products and/or drug candidates, which would adversely affect our ability to generate revenue and achieve or maintain profitability.

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

Our business operations and activities may be directly or indirectly, subject to various federal, state, and local fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act. These laws may impact, among other things, our current activities with principal investigators and research subjects, as well as proposed and future sales, marketing, and education programs. In addition, we may be subject to patient privacy regulation by the federal government, state governments and foreign jurisdictions in which we conduct our business. The laws that may affect our ability to operate include, but are not limited to:

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
•
the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, (“HITECH”), and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization;

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
•
federal government price reporting laws, changed by ACA to, among other things, increase the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program and offer such rebates to additional populations, that require us to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on our marketed drugs. Participation in these programs and compliance with the applicable requirements may subject us to potentially significant discounts on our drug products, increased infrastructure costs and potentially limit our ability to offer certain marketplace discounts;
•
the Foreign Corrupt Practices Act, a United States law which regulates certain financial relationships with foreign government officials (which could include, for example, certain medical professionals); and
•
state law equivalents of each of the above federal laws.

In addition, any sales of our drug products or drug candidates, if and once commercialized outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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

In order to market drug products outside of the United States, we must comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. However, the failure to obtain regulatory approval in one jurisdiction may adversely impact our ability to obtain regulatory approval in another jurisdiction. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional non-clinical studies or clinical trials which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our drug products in those countries. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approval in international markets is delayed, our target market will be reduced and our ability to realize the full market potential of our drug products will be harmed.

Risks Relating to Our Intellectual Property

If we are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.

Our commercial success also depends upon our ability and the ability of our future collaborators to develop, manufacture, market and sell our drug candidates and to use our proprietary technologies without infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing drug candidates. Because patent applications can take many years to issue, there may be currently pending applications, which may later result in issued patents that our product candidates or proprietary technologies may infringe. Similarly, there may be issued patents relevant to our drug candidates of which we are not aware.

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. In particular, the generic drug industry is characterized by frequent litigation between generic drug companies and branded drug companies. If a third-party claims that we infringe its intellectual property rights, we may face a number of issues, including, but not limited to:

•
infringement and other intellectual property claims which, with or without merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;
•
substantial damages for infringement, including, but not limited to, treble damages, punitive damages, loss of profits and attorneys’ fees, which we may have to pay if a court decides that the drug product or proprietary technology at issue infringes on or violates the third party’s rights;
•
if a license is available from the third party, we may have to pay substantial royalties, fees and/or grant cross licenses to our technology; and
•
redesigning our drug candidates or processes so they do not infringe, which may not be possible or may require substantial funds and time.

We have not conducted an extensive search of patents issued to third parties, and no assurance can be given that third party patents containing claims covering our drug candidates, technology or methods do not exist, have not been filed, or could not be filed or issued. Because of the number of patents issued and patent applications filed in our technical areas or fields, we believe there is a significant risk that third parties may allege they have patent rights encompassing our products, technology, or methods. Other drug candidates that we may in-license or acquire could be subject to similar risks and uncertainties.

We may be subject to claims that our employees, consultants, or independent contractors have wrongfully used or disclosed alleged confidential information or trade secrets of their other clients or former employers to us.

As is common in the biotechnology and pharmaceutical industry, certain of our employees were formerly employed by other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Moreover, we engage the services of consultants to assist us in the development of our drug candidates, many of whom were previously employed at or may have previously been or are currently providing consulting services to, other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We may be subject to claims that these employees and consultants or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers or their former or current customers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. Any such litigation would be protracted, expensive, and potentially subject to an unfavorable outcome.

Our success depends in part upon our ability to protect our intellectual property for our branded products and drug candidates, such as GTX-104, GTX-102 and GTX-101.

Our commercial success with respect to our drug products and drug candidates, including GTX-104, GTX-102 and GTX-101, depends on obtaining and maintaining patent protection in the United States and in other countries and trade secret protection for our drug candidates, proprietary technologies and their uses. Our ability to protect our drug products from unauthorized or infringing use by third parties depends in substantial part on our ability to obtain and maintain valid and enforceable patents.

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

Litigation or other proceedings to enforce or defend intellectual property rights are often complex in nature, may be very expensive and time-consuming, may divert our management’s attention from other aspects of our business and may result in unfavorable outcomes that could adversely impact our ability to launch and market our drug candidates, or to prevent third parties from competing with our drug products and drug candidates.

In particular, our commercial success depends in large part on our avoiding infringement of the patents and proprietary rights of third parties for existing approved drug products. Because we intend to utilize the 505(b)(2) regulatory pathway for the approval of our drug products and drug candidates, we rely in whole or in part on studies conducted by third parties related to those approved drug products.

Because patent applications can take many years to issue, there may be currently pending or subsequently filed patent applications which may later result in issued patents that may be infringed by our drug products or drug candidates. If any third-party patents were held by a court of competent jurisdiction to cover aspects of our drug candidates, including the formulation, method of use, any method or process involved in the manufacture of any of our drug candidates, any molecules or intermediates formed during such manufacturing process or any other attribute of the final product itself, the holders of any such patents may be able to block our ability to commercialize our drug candidates unless we obtain a license under the applicable patents, or until such patents expire. In either case, such a license may not be available on commercially reasonable terms or at all.

Parties making claims against us may request and/or obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our drug candidates on a temporary or permanent basis. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for wilful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products or manufacturing processes, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research, manufacture clinical trial supplies or allow commercialization of our drug candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize one or more of our drug candidates, which could harm our business significantly. We cannot provide any assurances that third party patents do not exist which might be enforced against our products, resulting in either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties.

If we fail to comply with our obligations in the agreements under which we license rights to technology from third parties, or if the license agreements are terminated for other reasons, we could lose license rights that are important to our business.

We may be a party to a number of technology licenses that are important to our business and expect to enter into additional licenses in the future. Our existing license agreements impose, and we expect that future license agreements will impose, on us, various development, regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations. Under these agreements, we must rely on our licensor to comply with their obligations under the primary license agreements under which such third party obtained rights in the applicable intellectual property, where we may have no relationship with the original licensor of such rights. If our licensors fail to comply with their obligations under these upstream license agreements, the original third-party licensor may have the right to terminate the original license, which may terminate our sublicense. If this were to occur, we would no longer have rights to the applicable intellectual property unless we are able to secure our own direct license with the owner of the relevant rights, which we may not be able to do at a reasonable cost or on reasonable terms, which may impact our ability to continue to develop and commercialize our drug candidates and companion diagnostic incorporating the relevant intellectual property. If we fail to comply with our obligations under our license agreements, or we are subject to a bankruptcy or insolvency, the licensor may have the right to terminate the license. In the event that any of our important technology licenses were to be terminated by the licensor, we would likely cease further development of the related program or be required to spend significant time and resources to modify the program to not use the rights under the terminated license.

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

We may also be subject to claims that former employees, collaborators or other third parties have an ownership interest in our patents or other intellectual property. We may be subject to ownership disputes in the future arising, for example, from conflicting obligations of consultants or others who are involved in developing our drug candidates and companion diagnostic. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. The following examples are illustrative:

•
others may be able to make compounds that are similar to our drug candidates but that are not covered by the claims of the patents that we own or have exclusively licensed;
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

If our estimates or judgments relating to our critical accounting policies for intangible assets prove to be incorrect, impairment charges could result.

We carry a significant amount of intangible assets on our consolidated balance sheet, associated with acquired in process research and development. In the ordinary course of business, circumstances may arise, including manifestation of any of the risks identified in this section, that could result in recognition that the carrying values of our assets may not be recovered from future operations. Under such circumstances, it is possible we may be required to impair our asset values to the extent that their remaining value after any such impairment can be recovered by our business going forward. Intangible assets with an indefinite useful life are subject to an impairment review at least annually.

Risks Related to Our Dependence on Third Parties

We do not have internal manufacturing capabilities, and if we fail to develop and maintain supply relationships with various third-party manufacturers, we may be unable to develop or commercialize our drug candidates.

Our ability to develop and commercialize our drug candidates depends, in part, on our ability to outsource their manufacturing at a competitive cost, in accordance with regulatory requirements and in sufficient quantities for clinical testing and eventual commercialization. All of our manufacturing is outsourced to third parties, and we do not plan to build manufacturing capabilities.

Our contract manufacturers may encounter manufacturing failures that could delay the clinical development or regulatory approval of our drug candidates, or their commercial production, if approved.

Any performance failure on the part of any of our manufacturers could delay the clinical development or regulatory approval of our drug candidates. Our manufacturers may encounter difficulties involving, among other things, production yields, regulatory compliance, quality control and quality assurance, as well as shortages of qualified personnel. Approval of our drug candidates could be delayed, limited, or denied if the FDA does not approve and maintain the approval of our contract manufacturer’s processes or facilities. Moreover, our contract manufacturers may encounter difficulties that have a negative impact on our operations and business. Our manufacturers may encounter difficulties with the manufacturing processes required to manufacture commercial quantities of our drug candidates or the quantities needed for our pre-clinical studies or clinical trials. Such difficulties could result in delays in our pre-clinical studies, clinical trials, and regulatory submissions, in the commercialization of our drug candidates. Further, development of large-scale manufacturing processes may require additional validation studies, which the FDA must review and approve. If any of our manufacturers fail to deliver the required commercial quantities or quantities needed for our pre-clinical studies and clinical trials on a timely basis and upon terms that we find acceptable, we may be unable to meet demand for any of our drug candidates that are approved and could lose potential revenue.

Certain changes in the manufacturing process or procedure, including a change in the location where the drug candidate is manufactured or a change of a third-party manufacturer, generally require prior FDA, or foreign regulatory authority, review and/or approval of the manufacturing process and procedures in accordance with cGMP. We may need to conduct additional pre-clinical studies and clinical trials to support approval of such changes. This review may be costly and time-consuming and could delay or prevent the launch of a drug candidate.

We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our drug candidates and our business could be substantially harmed.

We have relied upon and plan to continue to rely upon third party CROs to monitor and manage data for our preclinical and clinical programs. We rely on these parties for execution of our preclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with FDA laws and regulations regarding current good clinical practice (“GCP”), which are also required by the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities in the form of International Conference on Harmonization, guidelines for all of our drug candidates in clinical development. Regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators, and trial sites. If we or any of our CROs fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. While we have agreements governing activities of our CROs, we have limited influence over their actual performance. In addition, portions of the clinical trials for our drug candidates are expected to be conducted outside of the United States, which will make it more difficult for us to monitor CROs and perform visits of our clinical trial sites and will force us to rely heavily on CROs to ensure the proper and timely conduct of our clinical trials and compliance with applicable regulations, including GCP. Failure to comply with applicable regulations in the conduct of the clinical trials for our drug candidates may require us to repeat clinical trials, which would delay the regulatory approval process.

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

Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it could delay our drug candidate development and commercialization activities. Our reliance on these third parties reduces our control over these activities but does not relieve us of our responsibility to ensure compliance with all required legal, regulatory, and scientific standards and any applicable trial protocols. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our studies in accordance with regulatory requirements or our stated study plans and protocols, we will not be able to complete, or may be delayed in completing, clinical trials required to support future regulatory submissions and approval of our drug candidates.

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

All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract manufacturers for our drug candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP and equivalent foreign standards. These regulations govern manufacturing processes and procedures (including record-keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our drug candidates that may not be detectable in final product testing. The development, manufacture, supply, and distribution of our drug candidates is highly regulated and technically complex. We, along with our third-party providers, must comply with all applicable regulatory requirements of the FDA and foreign authorities.

Regulatory authorities also may, at any time following approval of a drug product for sale, audit our manufacturing facilities or those of our third-party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time-consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business. If we or any of our third-party manufacturers fail to maintain regulatory compliance, the FDA can impose regulatory sanctions including, among other things, refusal to approve a pending application for a new drug product or biological product or revocation of a pre-existing approval. As a result, our business, financial condition, and results of operations may be materially harmed.

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

Even if we are able to establish collaboration arrangements, any such collaboration may not ultimately be successful, which could have a negative impact on our business, results of operations, financial condition and prospects. If we partner with a third party for development and commercialization of a drug candidate, we can expect to relinquish some or all of the control over the future success of that drug candidate to the third party. It is possible that a partner may not devote sufficient resources to the development or commercialization of our drug candidate or may otherwise fail in development or commercialization efforts, in which event the development and commercialization of such drug candidate could be delayed or terminated, and our business could be substantially harmed. In addition, the terms of any collaboration or other arrangement that we establish may not prove to be favorable to us or may not be perceived as favorable, which may negatively impact the trading price of our common shares. In some cases, we may be responsible for continuing development of a product candidate or research program under a collaboration, and the payment we receive from our partner may be insufficient to cover the cost of this development. Moreover, collaborations and sales and marketing arrangements are complex and time consuming to negotiate, document and implement, and they may require substantial resources to maintain.

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

Risks related to Tax

There is a significant risk that we may be classified as a PFIC for U.S. federal income tax purposes.

Current or potential investors in our common shares who are U.S. Holders (as defined below) should be aware that, based on our most recent financial statements and projections and given uncertainty regarding the composition of our future income and assets, there is a significant risk that we may have been classified as a "passive foreign investment company" or "PFIC" for the 2021 taxable year and may be classified as a PFIC for our current taxable year and possibly subsequent years. Each current or potential investor who is a U.S. Holder should consult his, her or its own tax advisor regarding the U.S. federal, state and local, and non-U.S. tax consequences of the acquisition, ownership, and disposition of our common shares, the U.S. federal tax consequences of the PFIC rules, and the availability of any election that may be available to the holder to mitigate adverse U.S. federal income tax consequences of holding shares of a PFIC.

The rules governing PFICs can have adverse tax effects on U.S. shareholders, which effects may be mitigated by making certain elections for U.S. federal income tax purposes, which elections may or may not be available. If we are a PFIC in any year, a U.S. shareholder in such year will be required to file an annual information return with the IRS on IRS Form 8621 regarding distributions received on their common shares, any gain realized on disposition of such common shares and any other information required by such form. Additionally, if we are classified as a PFIC in any taxable year with respect to which a U.S. shareholder owns common shares, we generally will continue to be treated as a PFIC with respect to such U.S. shareholder in all succeeding taxable years, regardless of whether we continue to meet the tests described above, unless the U.S. shareholder makes a “deemed sale election.”

We may not be able to use our net operating loss carry forwards to offset future taxable income for Canadian or U.S. federal income tax purposes.

At March 31, 2022, Acasti Pharma U.S. had net operating loss carry forwards (“NOLs”) for U.S. federal income tax purposes of approximately $12 million, which have no expiry.

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

At March 31, 2022, we had NOLs for Canadian federal income tax purposes of approximately $119.4 million, which expire at various dates through 2042. The extent to which we can utilize any or all of our NOLs will depend on many factors, including the jurisdiction applicable to any of our future taxable revenue.

Our ability to use NOLs will also depend on the amount of taxable income generated in future periods. The NOLs may expire before we can generate sufficient taxable income to use the NOLs.

The IRS may not agree that we should be treated as a foreign corporation for U.S. federal tax purposes.

Although we are incorporated in Quebec, Canada, the Internal Revenue Service (the "IRS") may assert that we should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal tax purposes pursuant to Section 7874 of the U.S. Internal Revenue Code of 1986, as amended (the "Code"). For U.S. federal tax purposes, a corporation generally is considered a tax resident in the jurisdiction of its organization or incorporation. Because we are an entity incorporated in Canada, we would generally be classified as a foreign corporation (and, therefore, not a U.S. tax resident) for U.S. federal tax purposes. Section 7874 of the Code provides an exception under which a foreign corporation may, in certain circumstances, be treated as a U.S. corporation for U.S. federal tax purposes.

Under Section 7874, if (1) former Grace shareholders owned (within the meaning of Section 7874) 80% or more (by vote or value) of our ordinary shares after the merger by reason of holding Grace common stock (such ownership percentage, the "Section 7874 ownership percentage"), and (2) our "expanded affiliated group" did not have "substantial business activities" in Canada ("the substantial business activities test"), we will be treated as a U.S. corporation for U.S. federal tax purposes. If the Section 7874 ownership percentage of the former Grace shareholders after the merger was less than 80% but greater than or equal to 60%, and the substantial business activities test was not met, we and our U.S. affiliates may, in some circumstances, be subject to certain adverse U.S. federal income tax provisions (which, among other things, could limit their ability to utilize certain U.S. tax attributes such as NOLs to offset U.S. taxable income or gain resulting from certain transactions). The application of these rules could result in significant additional U.S. tax liability and limit our ability to restructure or access cash earned by certain of our non-U.S. subsidiaries, in each case, without incurring substantial U.S. tax liabilities.

Based on the terms of the merger, the rules for determining share ownership under Section 7874 and certain factual assumptions, we believe that former Grace shareholders owned (within the meaning of Section 7874) less than 60% (by both vote and value) of our ordinary shares after the merger by reason of holding shares of Grace common stock. Therefore, under current law, we believe that we should not be treated as a U.S. corporation for U.S. federal tax purposes and that Section 7874 should otherwise not apply to us or our affiliates as a result of the merger with Grace.

Risks Relating to Our Common Shares

We do not expect to pay any cash dividends for the foreseeable future.

The continued operation and expansion of our business will require substantial funding. Accordingly, we do not anticipate that we will pay any cash dividends on our common shares for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant.

The price of our common shares may be volatile.

Market prices for securities of pharmaceutical companies can fluctuate significantly. Factors such as the announcement to the public or in various scientific or industry forums of technological innovations; new commercial products; patents or exclusive rights obtained by us or others; disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies; the commencement, enrollment or announcement of results of clinical trials we conduct, or changes in the development status of our drug candidates; results or delays of pre-clinical and clinical studies by us or others; any delay in our regulatory filings for our drug candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings; a change of regulations; additions or departures of key scientific or management personnel; overall performance of the equity markets; general political and economic conditions; publications; failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public; research reports or positive or negative recommendations or withdrawal of research coverage by securities analysts; actual or anticipated variations in quarterly operating results; announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors; public concerns over the risks of pharmaceutical products and dietary supplements; unanticipated serious safety concerns related to the use of our drug candidates or drug products; our access to financial resources, future sales of securities by us or our shareholders; and many other factors, many of which are beyond our control, could have considerable effects on the price of our common shares. The price of our common shares has fluctuated significantly in the past and there can be no assurance that the market price of our common shares will not experience significant fluctuations in the future.

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

Raising additional capital may cause dilution to our existing shareholders, restrict our operations, or require us to relinquish rights to our technologies or drug candidates.

We will need to raise additional capital in the future in order to fully execute on our business plan. We may seek additional capital through a combination of public and private equity offerings, debt financings, and non-dilutive strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our shareholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our shareholders. We have in place an “at-the-market” sales agreement where we may issue and sell from time-to-time common shares having an aggregate offering price of up to $75,000,000. The incurrence of indebtedness by us would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or drug candidates, or grant licenses on terms unfavorable to us.

The market price of our common shares could decline if our operating results fall below the expectations of investors or fluctuate.

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
•
an inability to complete drug product development in a timely manner that results in a failure or delay in receiving the required regulatory responses, approvals, or allowances to commercialize drug candidates;
•
the timing of regulatory responses, submissions, and approvals;
•
the timing and willingness of any current or future collaborators to invest the resources necessary to commercialize our drug products;
•
the outcome of any litigation;
•
changes in foreign currency fluctuations;
•
competition;
•
the timing of achievement and the receipt of milestone payments from current or future third parties;
•
failure to enter into new or the expiration or termination of current agreements with third parties;
•
failure to introduce our drug products to the market in a manner that generates anticipated revenues;

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
•
if any of our drug candidates receives regulatory, or fails to receive approval, market acceptance and demand for such drug candidates;
•
regulatory developments affecting our drug candidates or those of our competitors; and
•
changes in general market and economic conditions.

If our quarterly operating results fall below the expectations of investors or securities analysts, the market price of our common shares could decline substantially. Furthermore, any quarterly fluctuations in our operating results may, in turn, cause the market price of our common shares to fluctuate substantially. We believe that quarterly comparisons of our financial results for a company at our stage of operation are not necessarily meaningful and should not be relied upon as an indication of our future performance.

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

Other factors unrelated to our performance that may have an effect on the price and liquidity of our common shares include positive or negative industry or competitor news; extent of analyst coverage; lessening in trading volume and general market interest in our common shares; the size of our public float; our access to funding; and any event resulting in a delisting of our common shares.

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

As a smaller reporting company, we are permitted to comply with scaled-back disclosure obligations in our SEC filings compared to other issuers, including with respect to disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We have elected to adopt the accommodations available to smaller reporting companies. Until we cease to be a smaller reporting company, the scaled-back disclosure in our SEC filings will result in less information about our company being available than for other public companies that are not smaller reporting companies.

If investors consider our common shares less attractive as a result of our election to use the scaled-back disclosure permitted for smaller reporting companies, there may be a less active trading market for our common shares and our share price may be more volatile.

As a non-accelerated filer, we are not required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act.

We are a non-accelerated filer under the Exchange Act and we are not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. Therefore, our internal controls over financial reporting will not receive the level of review provided by the process relating to the auditor attestation included in annual reports of issuers that are subject to the auditor attestation requirements. In addition, we cannot predict if investors will find our common shares less attractive because we are not required to comply with the auditor attestation requirements. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and the trading price for our common shares may be negatively affected.

We are a Québec incorporated company headquartered in Canada, and U.S. investors may be unable to enforce certain judgments against us.

We are a company existing under the Business Corporations Act (Québec). Some of our directors and officers are residents of Canada, and certain of our assets are located outside the United States. As a result, it may be difficult to effect service within the United States upon us or upon some of our directors and officers. Execution by U.S. courts of any judgment obtained against us or any of our directors or officers in U.S. courts may be limited to assets located in the United States. It may also be difficult for holders of our securities who reside in the United States to realize in the United States upon judgments of U.S. courts predicated upon civil liability of us and our directors and executive officers under the U.S. federal securities laws. There may be doubt as to the enforceability in Canada against non-U.S. entities or their controlling persons, directors and officers who are not residents of the United States, in original actions or in actions for enforcement of judgments of U.S. courts, of liabilities predicated solely upon U.S. federal or state securities laws.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our head office and operations are located at 3009 boul. de la Concorde East, Suite 102, Laval, Québec, Canada H7E 2B5 and our research and development and quality control laboratories are located at Espace Lab, 2650 Maximilien-Chagnon, Sherbrooke, Québec, Canada, J1E 0M8 and 685 US Highway One, North Brunswick, NJ 08902. We currently lease our office and laboratory space. We do not own our own manufacturing facility to produce CaPre; however, we do own the proprietary equipment for producing the related active pharmaceutical ingredient, or API, and drug product.

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

The Complaints generally allege that our public disclosures pertaining to the Grace merger omitted material facts in purported violation of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and further that members of our Board of Directors are liable for those purported omissions under Section 20(a) of the Exchange Act. The relief sought in the Complaints includes, among other things to enjoin the consummation of the merger pending disclosure of sufficient information, to award damages purportedly caused by the alleged omissions, and to award plaintiffs’ attorneys’ fees and other costs.

The Dawson and Weir Complaints have been voluntarily dismissed without prejudice. The Bisel and Castaldo Complaints have been consolidated. The plaintiffs amended their Complaint in the consolidated action on October 1, 2021, to assert their claims on a class wide basis. The court appointed Plaintiff Castaldo as Lead Plaintiff for the putative class in the consolidated action. Castaldo filed an amended Complaint by February 4, 2022. Acasti filed a motion to dismiss on February 25, 2022.

It is possible that additional lawsuits asserting similar claims could be filed. We strongly believe the allegations in the Complaints are frivolous and without merit, and are vigorously defending against them.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities Market Information

Our common shares are traded on The Nasdaq Capital Market and the TSX Venture Exchange under the symbol “ACST.”

Holders

As of June 21, 2022, there were 39 holders of record of our common shares. The actual number of our shareholders is greater than this number of record holders because most of our shareholders are beneficial owners whose shares are held in street name by brokers and other nominees.

Dividends

We do not anticipate paying any cash dividend on our common shares in the foreseeable future. We presently intend to retain any future earnings to finance the expansion and growth of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors the board of directors deems relevant. In addition, the terms of any future debt or credit facility may preclude us from paying dividends.

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

No legal opinion from U.S. legal counsel or ruling from the IRS, has been requested, or will be obtained, regarding the U.S. federal income tax consequences to U.S. Holders of the acquisition, ownership, and disposition of our common shares. This summary is not binding on the IRS, and the IRS is not precluded from taking a position that is different from, and contrary to, the positions taken in this summary. In addition, because the authorities on which this summary is based are subject to various interpretations, the IRS and the U.S. courts could disagree with one or more of the positions taken in this summary.

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

For purposes of the rules described in the preceding paragraph, we generally will be a “qualified foreign corporation”, or a QFC, if (a) we are eligible for the benefits of the Canada-U.S. Tax Treaty, or (b) our common shares are readily tradable on an established securities market in the United States, within the meaning provided in the Code. However, even if we satisfy one or more of the requirements, we will not be treated as a QFC if we are classified as a PFIC (as discussed below) for the taxable year during which we pay the applicable dividend or for the preceding taxable year. The dividend rules are complex, and each U.S. Holder should consult its own tax advisor regarding the application of those rules to them in their particular circumstances. Even if we satisfy one or more of the requirements, as noted below. Thus, there can be no assurance that we will qualify as a QFC.

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

As described above, PFIC status of a non-U.S. corporation depends on the relative values of certain categories of assets and the relative amount of certain kinds of income for a taxable year. Therefore, our status as a PFIC for any given taxable year depends upon the financial results for such year and upon relative valuations, which are subject to change and beyond our ability to predict or control. Based on our most recent financial statements and projections and given uncertainty regarding the composition of our future income and assets, there is a significant risk that we may have been classified as a PFIC for the taxable year that ended on March 31, 2022 and may be classified as a PFIC for our current taxable year and possibly subsequent years. However, PFIC status is fundamentally factual in nature, depends on the application of complex U.S. federal income tax rules (which are subject to differing interpretations), generally cannot be determined until the close of the taxable year in question and is determined annually. Accordingly, there can be no assurance that we will not be a PFIC in our current taxable year or subsequent years. The PFIC rules are complex, and each U.S. Holder should consult its tax advisor regarding the application of the PFIC rules to us.

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

Certain elections (including the Mark-to-Market Election and the QEF Election, as defined and discussed below) may sometimes be used to mitigate the adverse impact of the PFIC rules on U.S. Holders, but these elections may accelerate the recognition of taxable income and have other adverse consequences.

Each current or prospective U.S. Holder should consult its own tax advisor regarding potential status of us as a PFIC, the possible effect of the PFIC rules to such holder in his, her or its particular circumstances, information reporting required if we were treated as a PFIC and the availability of any election that may be available to the U.S. holder to mitigate adverse U.S. federal income tax consequences of holding shares in a PFIC.

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

Item 6. Reserved

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto found elsewhere in this annual report. This annual report contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see Item 1A, “Risk Factors” of this annual report. We caution readers not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this annual report. We undertake no obligation to update forward-looking statements which reflect events or circumstances occurring after the date of this annual report, unless required by applicable securities laws.

Introduction

This management’s discussion and analysis, or MD&A, is presented in order to provide the reader with an overview of the financial results and changes to our financial position as at March 31, 2022 and for the twelve-month periods then ended. This MD&A explains the material variations in our operations, financial position and cash flows for the years ended March 31, 2022 and 2021.

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

This MD&A, approved by the Board of Directors on June 21, 2022, should be read in conjunction with our audited consolidated financial statements for the year ended March 31, 2022, and 2021. Our audited financial statements were prepared in accordance with generally accepted accounting principles issued by the Financial Accounting Standards Board in the United States, or GAAP. All amounts appearing in this MD&A for the period-by-period discussions are in thousands of U.S. dollars, except share and per share amounts or unless otherwise indicated.

Basis of Presentation of the Financial Statements

Our consolidated financial statements, which include the accounts of our subsidiaries AIAG and Acasti Pharma US, have been prepared in accordance with GAAP and the rules and regulations of the SEC related to annual reports filed on Form 10-K. All intercompany transactions and balances are eliminated on consolidation.

Our assets as at March 31, 2022, include cash and cash equivalents and short-term investments totalling $43.7 million and intangible assets and goodwill totalling $83.1 million. Our current liabilities total $3.3 million as at March 31, 2022 and are comprised primarily of amounts due to or accrued for creditors.

Comparative Financial Information for the years ended March 31, 2022 and 2021

	Year ended
	March 31, 2022	March 31, 2021	Increase (Decrease)
	$	$	$
Net loss	(9,819)	(19,678)	(9,859)
Basic and diluted loss per share	(0.27)	(1.33)	(1.06)
Total assets	128,620	62,458	66,162
Working capital[1]	42,271	60,793	(18,522)
Total non-current liabilities	17,090	5,219	11,871
Total shareholders’ equity	108,270	55,660	52,610

1.
Working capital is calculated by subtracting total current liabilities of $3,260 at March 31, 2022 ($1,579 at March 31, 2021) from total current assets of $45,531 at March 31, 2022 ($62,372 at March 31, 2021). Because there is no standard method endorsed by GAAP, the results may not be comparable to similar measurements presented by other public companies.

Results of Operations

Comparison of the year ended March 31, 2022, and 2021

The following table summarizes our results of operations for the year ended March 31, 2022 and 2021:

	Year ended
	March 31, 2022	March 31, 2021	Increase (Decrease)
	$	$	$
Revenue	—	196	(196)

Operating expenses
Cost of sales of products	—	76	(76)
Research and development expenses, net of government assistance	5,559	4,173	1,386
General and administrative expenses	9,263	5,521	3,742
Sales and marketing expenses	518	1,142	(624)
Impairment of Intangible assets	—	3,706	(3,706)
Impairment of Equipment	—	1,584	(1,584)
Impairment of Other assets and prepaids	249	413	(164)
Loss from operating activities	(15,589)	(16,419)	(830)

Financial income (expenses)	5,122	(3,259)	8,381
Income tax recovery	648	—	648

Net loss	(9,819)	(19,678)	(9,859)

Net Loss

The net loss of $9,819 or $0.27 per share for the year ended March 31, 2022, decreased by $9,859 from the net loss of $19,678 or $1.33 per share for the year ended March 31, 2021.

Revenue and cost of sales of products

In October 2020, we entered into a short term agreement with the Centre Integre Universitaire et des services sociaux de L’Estrie – Centre hospitalier Universitaire de Sherbrooke to start producing and selling viral transport medium tubes to be utilized in testing related to the COVID-19 pandemic, for which we generated revenues of $196 for the year ended March 31, 2021. We did not engage in any production and sales under this agreement during the year ended March 31, 2022.

Research and development expenses

Research and development expenses consist primarily of:

•
fees paid to external service providers such as clinical research organizations and contract manufacturing organizations related to clinical trials, including contractual obligations for clinical development, clinical sites, manufacturing and scale-up, and formulation of clinical drug supplies;
•
fees paid to contract service providers related to drug discovery efforts including chemistry and biology services;
•
patent-related services; and
•
salaries and related expenses for personnel, including expense related to stock options.

We record research and development expenses as incurred.

Our research and development during the year ended March 31, 2022 was focused primarily on our clinical development programs GTX 104, GTX 102, and GTX 101 drug candidates, which were acquired in the Grace merger on August 27, 2021. Research and development expenses during the year ended March 31, 2021, related to the completion of our TRILOGY Phase 3 clinical program for CaPre.

The following table summarizes our research and development expenses:

Research and development expenses
	Year ended
	March 31, 2022	March 31, 2021	Increase (Decrease)
	$	$	$
Third-party contract research expenses:
Clinical development programs:
GTX 104	1,796	—	1,796
GTX 102	61	—	61
GTX 101	538	—	538
Other third-party contract research expenses	724	917	(193)
Professional fees	317	467	(150)
Other research and development costs	236	188	48
Government grants & tax credits	(577)	(127)	(450)
Total third-party research and development expenses[1]	3,095	1,445	1,650
Salaries and benefits	2,017	1,459	558
Stock-based compensation	447	353	94
Depreciation and amortization	—	916	(916)
Total	5,559	4,173	1,386

1 Total third-party research and development expenses is calculated before salaries, depreciation, amortization and stock-based compensation. Because there is no standard method endorsed by GAAP, the results may not be comparable to similar measurements presented by other public companies.

Total third-party research and development expenses before salaries and benefits, depreciation, amortization and stock-based compensation expenses for the year ended March 31, 2022, totalled $3,095 compared to $1,445 for the year ended March 31, 2021. This resulted in an increase $1,650 related mostly to the initiation of clinical development programs GTX 104, GTX 102 and GTX 101, which we acquired through the merger with Grace.

Third-party contract research expenses related to GTX 104 amounted to $1,796 from the date our acquisition of Grace as our PK bridging study was initiated and progressed. Third party contract research expenses of $61 related to GTX 102 are a related to the progression of CMC phase 1 work. Third party contract research expenses of $538 related to GTX 101 were mostly related to non-clinical studies and CMC non-clinical work. The program related increases for GTX 104, GTX 102 and GTX 101 were offset by a decrease of $193, related to other third-party contract research expenses. These expenses related to non-clinical outside services and IP legal costs to support and maintain our patents for our three clinical programs GTX 104, GTX 102 and GTX 101 drug candidates. Other third-party contract research expenses for the year end March 31, 2021, related to expenses incurred through the completion and termination of the TRILOGY phase 3 clinical program.

The increase of third party-contract research expenses of were offset by a decrease of $150 of professional fees and an increase of $450 in tax research credits. Salaries and benefits increased by $558 to $2,017 for the year ended March 31, 2022, from $1,459 for the year ended March 31, 2021. The increase is related to additional R&D headcount since the date of the Grace merger, as well as the renewal of our employee incentive bonus program. Government tax credits increased by $450 due to the increased government credit eligible research activities related to our clinical programs GTX 104, GTX 102 and GTX 101.

General and administrative expenses

General and administrative expenses consisted primarily of salaries and related benefits, including share-based compensation, related to our executive, finance, legal, and support functions. Other general and administrative expenses include professional fees for auditing, tax, consulting, rent and utilities and insurance.

General and administrative expenses
	Year ended
	March 31, 2022	March 31, 2021	Increase (Decrease)
	$	$	$
Salaries and benefits	1,745	1,321	424
Professional fees	5,199	2,337	2,862
Other	1,477	1,027	450
General and administrative expense before stock-based compensation and depreciation [1]	8,421	4,685	3,736
Stock-based compensation	842	828	14
Depreciation	—	8	(8)
Total	9,263	5,521	3,742

1 General and administrative sub-total expenses is calculated before stock-based compensation and depreciation. Because there is no standard method endorsed by GAAP, the results may not be comparable to similar measurements presented by other public companies.

General and administrative expenses totalled $8,421 before stock-based compensation and depreciation expense for the year ended March 31, 2022, and increased by $3,736 from $4,685 for the year ended March 31, 2021. This increase was a result of increased legal, tax, accounting and other professional fees related to the Grace merger, and the renewal of our at-the-market program. In addition, salaries and benefits increased by $424 due to the accruals related to the renewal of our employee incentive bonus program.

Sales and marketing

Sales and marketing expenses consist primarily of salaries and related benefits, including share-based compensation, related to our commercial functions.

Sales and marketing expenses
	Year ended
	March 31, 2022	March 31, 2021	Increase (Decrease)
	$	$	$
Salaries and benefits	271	1,050	(779)
Professional fees	83	75	8
Other	116	24	92
Sales and Marketing expenses before stock-based compensation[1]	470	1,149	(679)
Stock-based compensation	48	(7)	55
Total	518	1,142	(624)

1 Sales and marketing sub-total expenses is calculated before stock-based compensation. Because there is no standard method endorsed by GAAP, the results may not be comparable to similar measurements presented by other public companies.

Sales and marketing expenses before stock-based compensation expense were $470 for the year ended March 31, 2022, compared to $1,149 for the year ended March 31, 2021. The decrease of $679 was mostly due to a reduction in salaries of $779 due to a reduction in headcount associated with the CaPre program.

Aggregate stock-based compensation expense decreased by $163 to $1,337, for the year ended March 31, 2022, as compared to $1,174 for the year ended March 31, 2021. This increase was due to the timing of the stock options granted during the year ended March 31, 2022 and year ended March 31, 2021.

Aggregate depreciation and amortization expense decreased by $924 for the year ended March 31, 2022, to nil as compared to $924 for the year ended March 31, 2021. This decrease was due to the impact of equipment being classified as held for resale during the year ended March 31, 2021 and no subsequent additional depreciation being recognized.

Liquidity and Capital Resources

Share Capital Structure

Our authorized share capital consists of an unlimited number of Class A, Class B, Class C, Class D and Class E shares, without par value. Issued and outstanding fully paid shares, stock options, restricted shares units and warrants, were as follows for the periods ended (all amounts in the table below give effect to the 1-for-8 share consolidation we completed on August 31, 2021):

	March 31, 2022	March 31, 2021
	Number outstanding	Number outstanding
Class A shares, voting, participating and without par value	44,288,183	26,046,950
Stock options granted and outstanding	2,989,381	911,871
May 2018 Canadian public offering of warrants exercisable at CAD$10.48 until May 9, 2023	824,218	824,218
December 2017 U.S. public offering of warrants exercisable at US$10.08 until December 19, 2022	884,120	884,120
December 2017 U.S. public offering broker warrants exercisable at US$10.10 until December 27, 2022	32,390	32,390
February 2017 Canadian public offering of warrants exercisable at CAD$17.20 until February 21, 2022	—	215,491

Total fully diluted shares	49,018,292	28,915,040

Cash Flows and Financial Condition between the years ended March 31, 2022 and March 31, 2021

Summary

As at March 31, 2022, cash and cash equivalents totalled $30,339, a net decrease of $20,603 compared to cash and cash equivalents totalling $50,942 at March 31, 2021. During the year ended March 31, 2021, we received net proceeds of approximately $59.3 million from our at the market (ATM) program. During the year ended March 31, 2022, we did not have financing activities and used existing cash balances for operations purposes.

Operating activities

During the years ended March 31, 2022 and 2021, our operating activities used cash of $17,234 and $14,319 respectively.

Investing activities

During the years ended March 31, 2022 and 2021, we used cash of $3,522 and $9,858 respectively due primarily to the acquisition of investments offset by the maturity of investments.

Financing activities

During the year ended March 31, 2022, our financing activities provided cash totalling nil, compared to cash generated of $59,490 due to proceeds from the sale of shares under our ATM, program.

ATM Program

On June 29, 2020, we entered into an amended and restated sales agreement (the “Sales Agreement”) with B. Riley FBR, Inc., Oppenheimer & Co. Inc. and H.C. Wainwright & Co., LLC (collectively, the “Agents”) to amend our ATM program. Under the terms of the Sales Agreement, which has a three-year term, we may issue and sell from time-to-time common shares having an aggregate offering price of up to $75,000,000 through the Agents. Subject to the terms and conditions of the Sales Agreement, the Agents will use their commercially reasonable efforts to sell the common shares from time to time, based upon our instructions. We have no obligation to sell any of the common shares and may at any time suspend sales under the Sales Agreement. We and the Agents may terminate the Sales Agreement in accordance with its terms. Under the terms of the Sales Agreement, we have provided the Agents with customary indemnification rights and the Agents will be entitled to compensation at a commission rate equal to 3.0% of the gross proceeds from each sale of the common shares.

On November 10, 2021, we filed a prospectus supplement relating to our ATM program to restore available capacity to $75,000,000. The common shares sold under the ATM will be distributed at market prices prevailing at the time of the sale and, as a result, prices may vary between purchasers and during the period of distribution. The volume and timing of sales under the ATM program, if any, will be determined at the sole discretion of our board of directors and management.

During the year ended March 31, 2022, no common shares were sold under the ATM program. During the year ended March 31, 2021, 14.7 million common shares were sold for total net proceeds of approximately $59.3 million with related commissions, legal expenses and costs amounting to $2 million. The common shares were sold at the prevailing market prices, which resulted in an average price of $4.16 per share. Accordingly, proportional costs of $18 related to the common shares sold have been reclassified from deferred financings costs to equity. Total costs incurred relating to the ATM were initially recorded as deferred financing costs in the consolidated balance sheet. During the year ended March 31, 2021, the remaining balance of the costs incurred of $264 were written off to financing expenses.

Financial Position

The following table details the significant changes to the statements of financial position as at March 31, 2022, compared to the prior fiscal year end at March 31, 2021:

Accounts	Increase (Decrease) $	Comments
Cash and cash equivalents	(20,603)	See cash flow statement
Investments	3,533	Increase in cash available to invest
Receivables	18	Timing of reimbursement of sales taxes
Assets held for sale	(166)	Impairment of RKO and Foreign exchange
Prepaid expenses	377	Renewal of insurance contract and other prepaid expenses (advances to US vendors) offset by impairment of prepaid RKO
Right of use asset	229	Adjustment to the net present value of lease contract for Sherbrooke
Intangible assets	69,810	Related to acquisition of Grace (IPR&D)
Goodwill	12,964	Related to acquisition of Grace
Trade and other payables	1,663	Timing of payments net of accruals
Lease liability	209	Future obligations offset by payment of lease liability
Derivative warrant liabilities	(5,209)	Change in fair value of derivative warrants
Deferred tax liability	16,889	Related to acquisition of Grace

See the statement of changes in equity in our financial statements for details of changes to the equity accounts since March 31, 2021.

Treasury Operations

Our treasury policy is to invest cash that is not required immediately into instruments with an investment strategy based on capital preservation. Cash equivalents and marketable securities are primarily made in guaranteed investment certificates, term deposits and high-interest savings accounts, which are issued and held with Canadian chartered banks, highly rated promissory notes issued by government bodies and commercial paper. We hold cash denominated in both U.S. and Canadian dollars. Funds received in U.S. dollars from equity financings are invested as per our treasury policy in U.S. dollar investments and converted to Canadian dollars as appropriate to fulfil operational requirements and funding.

Acquisition of Grace

On August 27, 2021, we completed the acquisition of Grace Therapeutics. In connection with the share-for-share noncash transaction, Grace was merged with a new wholly owned subsidiary of Acasti and became a wholly owned subsidiary of Acasti. Grace was subsequently renamed Acasti Pharma US Inc. As a result of the merger, we acquired Grace’s entire therapeutic pipeline consisting of three unique clinical stage and multiple pre-clinical stage assets supported by an intellectual property portfolio consisting of more than 40 granted and pending patents in various jurisdictions worldwide. Under the terms of the merger, each issued and outstanding share of Grace common stock was automatically converted into the right to receive Acasti common shares equal to the equity exchange ratio set forth in the merger agreement.

Consideration for Acquisition

A total of 18,241,233 common shares of Acasti were issued to Grace stockholders as consideration for the acquisition.

Total common shares issued	18,241,233
Acasti share price (closing share price on August 27, 2021)	$3.3344
Fair value of common shares issued	$60,824

Our acquisition of Grace has been accounted for as a business combination using the acquisition method of accounting. This acquisition method requires, among other things, that assets acquired, and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The valuation of assets acquired, and liabilities assumed was finalized during the fourth quarter of the year ended March 31, 2022.

Measurement period adjustments to the preliminary purchase price allocation during 2022 included (i) an increase to intangible assets of $4,602; (ii) an increase to Goodwill of $12,964; (iii) an increase to deferred tax liability of $17,536; and (iv) other individually insignificant adjustments to identifiable net assets of $30. The adjustments primarily resulted from the completion of the valuation of the intangible assets based on facts and circumstances that existed as of the acquisition date and did not result from intervening events subsequent to such date.

The following table summarizes the final fair value of assets acquired and liabilities assumed as of the acquisition date:

$
Assets acquired and liabilities assumed
Cash and equivalents	90
Prepaid expenses and other current assets	74
Intangible assets – in-process research and development	69,810
Goodwill	12,964
Accounts payable and accrued expenses	(4,578)
Deferred tax liability	(17,536)
Total assets acquired and liabilities assumed	60,824

Intangible assets of $69,810 relate to the value of in-process research and development (“IPR&D”) related to Grace’s therapeutic pipeline, consisting of three unique clinical stage programs/assets. The value of which has been attributed as follows:

$
Intangible assets – in-process research and development
GTX 104	27,595
GTX 102	31,908
GTX 101	10,307
Total	69,810

Goodwill of $12,964 was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized.

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

The estimated fair values of identifiable intangible assets were determined using the multi-period excess earnings method, which is a valuation methodology that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows that an asset would generate over its remaining useful life. The significant assumptions used in the valuation are the discount rate, the probability of clinical success of research and development programs, obtaining regulatory approval and forecasted net sales.

Goodwill and indefinite-lived assets are not amortized but are subject to an impairment review annually and more frequently when indicators of impairment exist. An impairment of goodwill could occur if the carrying amount of a reporting unit exceeds the fair value of that reporting unit. An impairment of indefinite-lived intangible assets would occur if the fair value of the intangible asset is less than the carrying value.

Acquisition-related expenses, which were comprised primarily of regulatory, financial advisory and legal fees, totalled $3.2 million for the year ended March 31, 2022, and were included in general and administrative expenses in the condensed consolidated interim statements of earnings. The net loss attributed to Grace in the consolidated statement of loss for the year ended March 31, 2022, since the date of acquisition is immaterial.

Pro Forma Financial Information

The following table presents the unaudited pro forma combined results of operations of Acasti and Grace for the year ended March 31, 2022, as if the acquisition of Grace had occurred on April 1, 2020:

Year ended March 31, 2022
$
Net loss	(13,734)

Assets Held for Sale

We determined to actively market for sale Other assets and Equipment and have met the criteria for classification of assets held for sale:

	March 31, 2022	March 31, 2021
	$	$
Other assets (a)	195	387
Equipment (b)	407	381
	602	768

a. Other Assets

Other assets represent krill oil (RKO) held by us that was expected to be used in the conduct of R&D activities and commercial inventory scale up related to the development and commercialization of our previous drug candidate, CaPre. Given that the development of CaPre will no longer be pursued, we expect to sell this reserve. The other asset is being recorded at the fair value less costs to sell, which has resulted in an impairment loss of $249 (2021- $413). Management’s estimate of the fair value of the RKO less cost -to sell, is based primarily on estimated market prices obtained from an appraiser specialized in the krill oil market. These projections are based on Level 3 inputs of the fair value hierarchy and reflect management’s best estimate of market participants’ pricing of the assets as well as the general condition of the asset. The total impairment loss recognized, includes amounts paid for krill oil in advance, but not yet received and was recorded as a prepaid asset.

b. Equipment

March 31, 2022	Cost, net of impairment	Accumulated depreciation	Net book value
	$	$	$
Furniture and office equipment	17	(5)	12
Computer equipment	94	(6)	88
Laboratory equipment	585	(435)	150
Production equipment	1,179	(1,022)	157
	1,875	(1,468)	407

March 31, 2021	Cost	Accumulated depreciation	Impairment loss	Net book value
	$	$	$	$
Furniture and office equipment	17	(5)	—	12
Computer equipment	148	(30)	(54)	64
Laboratory equipment	756	(436)	(171)	149
Production equipment	2,538	(1,023)	(1,359)	156
	3,459	(1,494)	(1,584)	381

For the year ended March 31, 2021, depreciation expense was $143 and was included in research and development expenses. Equipment is made up of laboratory, production, computer and office equipment that was utilized in the development of CaPre. Given that the development of CaPre will no longer be pursued by the Corporation, it is expected to sell this equipment. Similar, to how the intangible assets are treated, the announcement of the outcomes of the TRILOGY clinical trials resulted in an impairment trigger for the laboratory and production equipment. The impairment loss is based on management’s estimate of the fair value of the equipment less cost -to sell, which is based primarily on estimated market prices obtained from brokers specialized in selling used equipment. These projections are based on Level 3 inputs of the fair value hierarchy and reflect the management’s best estimate of market participants’ pricing of the assets as well as the general condition of the assets.

Derivative Warrant Liabilities

A total of 1,369,937 warrants were issued as part of our May 2018 public offering in Canada and recognized as derivative warrant liabilities with a fair value at inception of $3,323. As of March 31, 2022, the derivative warrant liability for the remaining 824,218 warrants totalled $10, which represents the fair value of these warrants as at March 31, 2022. The weighted average fair value of the warrants issued in the May 2018 public offering in Canada was determined to be CAD $3.10 per warrant at inception and approximately CAD $0.02 (US $0.01) per warrant as at March 31, 2022.

On December 27, 2017, 1,225,366 warrants were issued as part of our U.S. public offering and recognized as derivative warrant liabilities with a fair value at inception of $4,548. The December 2017 warrants are derivative warrant liabilities for accounting purposes due to the currency of the exercise price (US$) being different from our Canadian dollar functional currency. As of March 31, 2022, the derivative warrant liability for the remaining 884,120warrants totalled nil, which represents the fair value of these warrants as at March 31, 2022. The weighted average fair value of the December 2017 warrants issued was determined to be CAD $4.77 per warrant at inception and approximately nil per warrant as at March 31, 2022.

The variance in the fair value of both existing derivative warrant liabilities as at March 31, 2022, is mostly due to the fluctuations in our share price and the dilution factor. During the year ended March 31, 2022, no warrants were exercised.

Contractual Obligations and Commitments

As at March 31, 2022, our contractual liabilities totalled $3,461 of which $3,260 was due within 1 year, and $10 related to derivative warrant liabilities that are expected to be settled in common shares.

A summary of our contractual obligations at March 31, 2022, is as follows:

Contractual Obligations and commitments	Total	Less than 1 year	1-3 years	More than 3 years
	$	$	$	$
Trade and other payables	3,156	3,156
Operating lease obligations	326	103	223	—
RKO supply agreement	2,800	2,800	—	—
Total	6,282	6,059	223	—

Research and Development Contracts and Contract Research Organizations Agreements

We utilize contract manufacturing organizations, for the development and production of clinical materials and contract research organizations to perform services related to our clinical trials. Pursuant to the agreements with these contract manufacturing organizations and contract research organizations, we have either the right to terminate the agreements without penalties or under certain penalty conditions. As such, the amount of commitments is excluded from the above table.

Leases

On March 14, 2022, we renewed the lease agreement effective April 1, 2022 for our research and development and quality control laboratory facility located in Sherbrooke, Québec, resulting in a commitment of $556 over a 24 months base lease term and 48 months additional lease renewal term. This is not reflected in table above as it is effective April 1, 2022.

On February 25, 2022, we renewed the lease agreement effective March 1, 2022, for our research and development and quality control laboratory facility located in North Brunswick, New Jersey, resulting in an obligation of $303 over a 36 months lease term. As at March 31, 2022, the remaining balance of the obligation amounted to $326.

RKO Supply Agreement

On October 25, 2019, we signed a supply agreement with Aker Biomarine Antartic. (“Aker”) to purchase raw krill oil product for a committed volume of commercial starting material for CaPre for a total fixed value of $3.1 million. As at March 31, 2022, the remaining balance of the commitment with Aker amounts to $2.8 million. As of March 31, 2022 the remaining balance of the krill oil product has not been made available for delivery by the supplier under the terms of the supply agreement, therefore no liability has been recorded. Acasti no longer has any planned use for the raw krill oil product for its own operating purposes and therefore we would seek to sell the product upon receipt. There is uncertainty whether we can recover value from the raw krill oil product and we expect we may incur a loss on this contract in the near term.

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

Use of Estimates and Measurement of Uncertainty

The preparation of our financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income, and expenses. Actual results may differ from these estimates.

Estimates are based on management’s best knowledge of current events and actions that management may undertake in the future. Estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.

Estimates and assumptions include the measurement of derivative warrant liabilities, stock-based compensation, assets held for sale, acquisition of Grace valuation of intangibles and the RKO supply agreement. Estimates and assumptions are also involved in measuring the accrual of services rendered with respect to research and development expenditures at each reporting date and determining which research and development expenses qualify for research and development tax credits and in what amounts. We recognize the tax credits once we have reasonable assurance that they will be realized. Recorded tax credits are subject to review and approval by tax authorities and, therefore, could be different from the amounts recorded. Estimates and assumptions are also utilized in the assessment of impairment of deferred financing costs, equipment, and intangibles.

Critical Accounting Policies

Valuation of Intangible Assets

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

The estimated fair values of identifiable intangible assets were determined using the multi-period excess earnings method, which is a valuation methodology that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. The projected discounted cash flow models used to estimate the fair value of assets of our IPR&D reflect significant assumptions and are level 3 unobservable data regarding the estimates a market participant would make in order to evaluate a drug development asset, including the following:

•
Probability of clinical success of research and development and obtaining regulatory approval;

•
Forecasted net sales from up-front and milestone payments, royalties and product sales; and

•
A discount rate reflecting our weighted average cost of capital and specific risk inherent in the underlying assets.

Based on our valuation assumptions described above, as at the date of acquisition, varying the discount rate would result in the following range in value attributable to each IPR&D intangible asset, related to Grace’s therapeutic pipeline, assuming that all other variables remain constant.

Discount assumption	GTX 104	GTX 102	GTX 101	Total
	$	$	$	$
19.5%	26,842	30,564	9,460	66,867
19.2% (discount rate used in valuation)	27,595	31,908	10,307	69,810
19.0%	28,371	33,305	11,009	72,685

The valuation of our acquired IPR&D has significant measurement uncertainty given the lack of historical data on which to base assumptions. We engaged a third party valuation firm to assist us with the valuation of the IPR&D. Assumptions are difficult to make accurately and were mainly derived from life science studies, industry data, and peer company information that our management believes represent appropriate comparable data.

Goodwill and indefinite-lived assets are not amortized but are subject to an impairment review annually and more frequently when indicators of impairment exist. An impairment of goodwill could occur if the carrying amount of a reporting unit exceeds the fair value of that reporting unit. An impairment of indefinite-lived intangible assets would occur if the fair value of the intangible asset is less than the carrying value.

We test goodwill for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount. If we conclude it is more likely than not that fair value of the reporting unit is less than its carrying amount, a quantitative impairment test is performed. We test indefinite-lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount. If we conclude it is more likely than not that the fair value is less than its carrying amount, a quantitative impairment test is performed. There were no triggering events from the date of acquisition of Grace to the end of the year. Our annual impairment test will be performed in the third quarter of the fiscal year.

Measurement of Assets Held for Sale and RKO Supply Agreement

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

In addition, there is judgement and potential for loss regarding the recognition and measurement of our RKO supply agreement with Aker to purchase raw krill oil product for a committed volume of commercial starting material for CaPre for a total fixed value of $3.1 million, which is described in more detail in note 20(a) of our financial statements found elsewhere in this annual report.

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

A portion of our expenses, mainly related to research contracts and purchase of production equipment, is incurred in U.S. dollars, for which no financial hedging is in place. There is a financial risk related to the fluctuation in the value of the U.S. dollar in relation to the Canadian dollar. In order to minimize the financial risk related to the fluctuation in the value of the U.S. dollar in relation to the Canadian dollar, funds which were part of U.S. dollar financings continue to be invested as short-term investments in the U.S. dollar.

Furthermore, a portion of our cash and cash equivalents and marketable securities are denominated in U.S. dollars, further exposing us to fluctuations in the value of the U.S. dollar in relation to the Canadian dollar.

The following table provides an indication of our significant foreign exchange currency exposures at the following dates:

	March 31, 2022		March 31, 2021
Denominated in	US $	Euro	US $	Euro

Cash and cash equivalents	35,079	—	58,176	—
Investments	14,872	—	9,475	—
Trade and other payables	(2,130)	(79)	(687)	(2,141)
	47,821	(79)	66,964	(2,141)

The following exchange rates are those applicable to the following periods and dates:

	March 31, 2022		March 31, 2021
	Average	Reporting	Average	Reporting

CAD$ per US$	1.2536	1.2505	1.3212	1.2562
CAD$ per Euro	1.4569	1.3836	1.5409	1.4736

Based on our foreign currency exposures noted above, varying the above foreign exchange rates to reflect a 5% strengthening of the U.S. dollar and Euro would have an increase (decrease) in net loss as follows, assuming that all other variables remain constant:

	March 31, 2022	March 31, 2021
	$	$

Increase (decrease) in net loss	3,129	4,048

An assumed 5% weakening of the foreign currencies would have an equal but opposite effect on the basis that all other variables remained constant.

Interest Rate Risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market rates. Our exposure to interest rate risk as at March 31, 2022 and March 31, 2021 was as follows:

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

Future Accounting Changes

We have considered recent accounting pronouncements and concluded that they are either not applicable to our business or that the effect is not expected to be material to our consolidated financial statements as a result of future adoption.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures Disclosure Controls and Procedures

As of the end of the period covered by this annual report, our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has performed an evaluation of the effectiveness of our disclosure controls and procedures within the meaning of Rules 13a-15 (e) and 15d-15(e) of the Exchange Act. Based upon this evaluation, our management has concluded that, as of March 31, 2022, our existing disclosure controls and procedures were effective. It should be noted that while the CEO and CFO believe that our disclosure controls and procedures provide a reasonable level of assurance that they are effective, they do not expect the disclosure controls and procedures to be capable of preventing all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Management’s Report on Internal Controls over Financial Reporting

Our management, with the participation of our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of our financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management conducted an assessment of the design and operation effectiveness of our internal control over financial reporting as of March 31, 2022. In making this assessment, we used the criteria established within the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management has concluded that, as of March 31, 2022, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

No changes were made to our internal controls over financial reporting that occurred during the year ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. The merger resulted in Grace being included in our current control environment over financial reporting as at the date of the completion of the business combination.

We are a non-accelerated filer under the Exchange Act and not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. Therefore, this annual report does not include an attestation report of our registered public accounting firm regarding our management’s assessment of internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is included in the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days after March 31, 2022 in connection with the solicitation of proxies for the Company’s 2022 annual meeting of shareholders, and is incorporated herein by reference.

Item 11. Executive Compensation Summary of our Compensation Programs

The information required by this Item is included in the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days after March 31, 2022 in connection with the solicitation of proxies for the Company’s 2022 annual meeting of shareholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters Equity Compensation Plan Information

The information required by this Item is included in the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days after March 31, 2022 in connection with the solicitation of proxies for the Company’s 2022 annual meeting of shareholders, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence Related Transactions

The information required by this Item is included in the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days after March 31, 2022 in connection with the solicitation of proxies for the Company’s 2022 annual meeting of shareholders, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services Audit Fees

The information required by this Item is included in the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days after March 31, 2022 in connection with the solicitation of proxies for the Company’s 2022 annual meeting of shareholders, and is incorporated herein by reference.

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

Item 16. Form 10-K Summary

None.

EXHIBITS INDEX

Exhibit No.	Description

2.1

Agreement and Plan of Merger dated as of May 7, 2021 among Acasti Pharma Inc., Acasti Pharma U.S., Inc. and Grace Therapeutics Inc. (incorporated by reference to Exhibit 2.1 from Form 8-K filed with the SEC on May 7, 2021)

3.1	Articles of Incorporation (incorporated by reference to Exhibit 4.1 from Form S-8 (File No. 333-191383) filed with the Commission on September 25, 2013)

3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 from Form 8-K filed with the SEC on August 27, 2021)

3.2	Amended and Restated General By-Law (incorporated by reference to Exhibit 99.1 from Form 6-K (File No. 001-35776) filed with the Commission on February 21, 2017)

3.3	Advance Notice bylaw No. 2013-1 (incorporated by reference to Exhibit 4.3 from Form S-8 (File No. 333-191383) filed with the Commission on September 25, 2013)

4.1	Specimen Certificate for Common Shares of Acasti Pharma Inc. (incorporated by reference to Exhibit 2.1 from Form 20-F (File No. 001- 35776) filed with the Commission on June 6, 2014)

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

4.6	Description of Securities

10.1

Prepayment Agreement, dated December 4, 2012, between Neptune Technologies & Bioressources Inc. and Acasti Pharma Inc. (incorporated by reference to Exhibit 99.1 from Form 6-K (File No. 001-35776) filed with the Commission on October 29, 2013)

10.2	Acasti Pharma Inc., Equity Incentive Plan, as amended August 27, 2020.

10.3	Acasti Pharma Inc., Stock Option Plan, as amended June 24, 2021.

10.4	Employment Agreement with Jan D’Alvise, dated May 11, 2015 (incorporated by reference to Exhibit 10.6 from Form F-1 (File No. 333- 220755) filed with the SEC on September 29, 2017)

10.5	Employment Agreement with Pierre Lemieux, dated September 26, 2017 (incorporated by reference to Exhibit 10.7 from Form F-1 (File No. 333-220755) filed with the SEC on September 29, 2017)

10.6	Employment Agreement with Brian Ford dated September 23, 2021.

23.1	Consent of KPMG LLP, an Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 21, 2022
ACASTI PHARMA INC.

	By:	/s/ Janelle D’Alvise
	Name:	Janelle D’Alvise
Title: President and Chief Executive Officer and
Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Janelle D’Alvise	President and Chief Executive Officer and Director	June 21, 2022
Janelle D’Alvise	(Principal Executive Officer)

/s/ Brian Ford	Chief Financial Officer	June 21, 2022
Brian Ford	(Principal Financial Officer and Principal Accounting Officer)
/s/ Dr. Roderick N. Carter	Director	June 21, 2022
Dr. Roderick N. Carter

/s/ Jean-Marie (John) Canan	Director	June 21, 2022
Jean-Marie (John) Canan

/s/ Donald Olds	Director	June 21, 2022
Donald Olds

/s/Vimal Kavuru	Director	June 21, 2022
Vimal Kavuru

/s/William Haseltine	Director	June 21, 2022
William Haseltine

/s/Michael L.Derby	Director	June 21, 2022
Michael L.Derby

ACASTI PHARMA INC.

Consolidated Financial Statements

For the years ended March 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Acasti Pharma Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Acasti Pharma Inc. (the "Company") as of March 31, 2022 and 2021, the related consolidated statements of loss and comprehensive loss, changes in shareholders’ equity, and cash flows for the years ended March 31, 2022 and 2021, and the related notes (collectively, the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended March 31, 2022 and 2021, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

KPMG LLP, an Ontario limited liability partnership and member firm of the KPMG global organization of independent member firms affiliated with KPMG International Limited, a private English company limited by guarantee. KPMG
Canada provides services to KPMG LLP.

Valuation of in-process research and development intangible assets

As discussed in Note 4 to the consolidated financial statements, on August 27, 2021, the Corporation completed its acquisition of all outstanding equity interests in Grace Therapeutics Inc. The acquisition has been accounted for as a business combination using the acquisition method of accounting. The fair value of the purchase price was allocated to the assets acquired and liabilities assumed at their respective fair values. Intangible assets of $69,810 relate to the value of in-process research and development (“IPR&D”). Management estimated the fair value of the IPR&D intangible assets using a multi-period excess earnings method. The significant assumptions used in the valuation are the discount rate, the probability of clinical success of research and development programs and obtaining regulatory approval, and forecasted net sales.

We identified the assessment of the fair value of the IPR&D intangible assets as a critical audit matter. This required a high degree of auditor judgment and an increased extent of effort when performing procedures due to the measurement uncertainty related to the significant assumptions and the selection of the valuation methodology.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of an internal control related to the valuation of IPR&D intangible assets process including the significant assumptions used in the valuation. We compared the assumptions related to probability of clinical success of research and development programs and obtaining regulatory approval to third-party data regarding clinical trial success rates. We assessed the forecasted net sales by comparing them to certain peer companies and/or industry data. We involved valuation professionals with specialized skills and knowledge, who assisted in:

•
evaluating the valuation methodology by comparing to methodologies commonly used to value IPR&D intangible assets
•
developing an independent range of discount rates and comparing it to the discount rate selected by management.

We have served as the Company’s auditor since 2009.

Montréal, Québec

June 21, 2022

ACASTI PHARMA INC.

Consolidated Balance Sheets

		March 31, 2022	March 31, 2021
(Expressed in thousands of U.S. dollars except share data)	Notes	$	$
Assets

Current assets:
Cash and cash equivalents		30,339	50,942
Short- term investments	6	13,322	9,789
Receivables	5	548	530
Assets held for sale	8	602	768
Prepaid expenses		720	343
Total current assets		45,531	62,372

Right of Use Asset		315	86
Intangible assets	4	69,810	—
Goodwill	4	12,964	—
Total assets		128,620	62,458

Liabilities and Shareholders’ equity
Current liabilities:
Trade and other payables	10	3,156	1,493
Lease liability		104	86
Total current liabilities		3,260	1,579

Derivative warrant liabilities	11, 12(b)	10	5,219
Lease Liability		191	—
Deferred tax liability	4	16,889	—

Total liabilities		20,350	6,798

Shareholders’ Equity:
Common shares	12	257,990	197,194
Additional paid-in capital	12	12,154	10,817
Accumulated other comprehensive loss		(6,037)	(6,333)
Accumulated deficit		(155,837)	(146,018)
Total Shareholder’s equity		108,270	55,660

Commitments and contingencies	20
Total liabilities and shareholders’ equity		128,620	62,458

The accompanying notes are an integral part of these consolidated financial statements

ACASTI PHARMA INC.

Consolidated Statements of Loss and Comprehensive Loss

		Year ended March 31, 2022	Year ended March 31, 2021
(Expressed in thousands of U.S. dollars except share data)	Notes	$	$
Revenues
Revenues from product sales	13	—	196

Operating Expenses
Cost of sales of products		—	(76)
Research and development expenses, net of government assistance	9	(5,559)	(4,173)
General and administrative expenses		(9,263)	(5,521)
Sales and marketing		(518)	(1,142)
Impairment of Intangible assets	7	—	(3,706)
Impairment of Equipment	8	—	(1,584)
Impairment of Other assets and prepaid	8	(249)	(413)
Loss from operating activities		(15,589)	(16,419)
Financial income (expenses)	14	5,122	(3,259)
Loss before income tax recovery		(10,467)	(19,678)

Income tax recovery	18	648	—
Net loss and total comprehensive loss		(9,819)	(19,678)

Basic and diluted loss per share	16	(0.27)	(1.33)

Weighted average number of shares outstanding		36,841,762	14,828,232

The accompanying notes are an integral part of these consolidated financial statements

ACASTI PHARMA INC.

Consolidated Statements of Changes in Shareholders’ Equity

(Expressed in thousands of U.S. dollars except share data)

	Common Shares
	Notes	Number	Dollar	Additional Paid-in Capital	Accumulated other comprehensive loss	Deficit	Total
			$	$	$	$	$
Balance, March 31, 2021		26,046,950	197,194	10,817	(6,333)	(146,018)	55,660
Net loss and total comprehensive loss for the period		—	—	—	—	(9,819)	(9,819)
Cumulative translation adjustment		—	—	—	296	—	296
Stock based compensation	15	—	—	1,337	—	—	1,337
Common shares issued in relation to merger with Grace via share-for-share, net	4	18,241,233	60,796	—	—	—	60,796
Balance at March 31, 2022		44,288,183	257,990	12,154	(6,037)	(155,837)	108,270

	Common Shares
	Notes	Number	Dollar	Additional Paid-in Capital	Accumulated other comprehensive loss	Deficit	Total
			$	$	$	$	$
Balance, March 31, 2020		11,276,187	137,424	9,797	(7,887)	(126,340)	12,994
Net loss and total comprehensive loss for the period		—	—	—	—	(19,678)	(19,678)
Cumulative translation adjustment		—	—	—	1,554	—	1,554
Warrants exercised	11, 12	27,872	274	(91)	—	—	183
Net proceeds from shares issued under the at-the-market (ATM) program	12(b)	14,715,596	59,336	—	—	—	59,336
Stock based compensation		27,295	160	1,111	—	—	1,271
Balance at March 31, 2021		26,046,950	197,194	10,817	(6,333)	(146,018)	55,660

The accompanying notes are an integral part of these consolidated financial statements

ACASTI PHARMA INC.

Consolidated Statements of Cash Flows

		Year ended March 31, 2022	Year ended March 31, 2021
(Expressed in thousands of U.S. dollars except share data)	Notes	$	$
Cash flows used in operating activities:
Net loss for the year		(9,819)	(19,678)
Adjustments:
Amortization of intangible assets	7	—	781
Depreciation of equipment	8	—	143
Impairment of intangible assets	7	—	3,706
Impairment of Equipment	8	—	1,584
Impairment of other assets and prepaids	8	249	413
Stock-based compensation expense	15	1,337	1,174
Change in fair value of warrant liabilities	11	(5,197)	2,426
Write off-of deferred financing costs of at-the-market (ATM) program		—	264
Income tax recovery	18	(648)
Unrealized foreign exchange loss		(370)	814
Changes in non-cash working capital items	17	(2,786)	(5,946)
Net cash used in operating activities		(17,234)	(14,319)

Cash flows from (used in) investing activities:
Acquisition of equipment	6	—	(69)
Acquisition of short-term investments		(34,929)	(9,810)
Maturity of short-term investments		31,407	21
Net cash used in investing activities		(3,522)	(9,858)

Cash flows from (used in) financing activities:
Net proceeds from shares issued under the at-the-market (ATM) program		—	59,332
Deferred financing costs		—	(143)
Proceeds from exercise of warrants		—	183
Proceeds from exercise of stock options		—	118
Net cash from financing activities		—	59,490

Effect of exchange rate fluctuations on cash and cash equivalents		26	6,329
Translation effect on cash and cash equivalents related to reporting currency		127	(4,940)

Net (decrease) increase in cash and cash equivalents		(20,603)	36,702

Cash and cash equivalents, beginning of year		50,942	14,240
Cash and cash equivalents, end of year		30,339	50,942
Cash and cash equivalents are comprised of:
Cash		30,339	38,406
Cash equivalents		—	12,536

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

In August 2021, the Corporation completed the acquisition via a share-for-share merger of Grace Therapeutics, Inc. (“Grace”) a privately held emerging biopharmaceutical company focused on developing innovative drug delivery technologies for the treatment of rare and orphan diseases. The post-merger Corporation is focused on building a late-stage specialty pharmaceutical company specializing in rare and orphan diseases and focused on developing and commercializing products that improve the standard of care using novel drug delivery technologies. The Corporation seeks to apply new proprietary formulations to existing pharmaceutical compounds to achieve enhanced efficacy, faster onset of action, reduced side effects, more convenient delivery and increased patient compliance; all of which could result in improved patient outcomes. The active pharmaceutical ingredients chosen by the Corporation for further development may be already approved in the target indication or could be repurposed for use in new indications.

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

The Corporation does not expect to generate revenue from product sales unless and until it successfully completes drug development and obtains regulatory approval, which the Corporation expects will take several years and is subject to significant uncertainty. To date, the Corporation has financed its operations primarily through public offerings and private placements of its common shares, warrants and convertible debt and the proceeds from research tax credits. Until such time that the Corporation can generate significant revenue from product sales if ever, it will require additional financing, which is expected to be sourced from a combination of public or private equity or debt financings or other non-dilutive sources, which may include fees, milestone payments and royalties from collaborations with third parties. Arrangements with collaborators or others may require the Corporation to relinquish certain rights related to its technologies or drug product candidates. Adequate additional financing may not be available to the Corporation on acceptable terms, or at all. The Corporation’s inability to raise capital as and when needed would have a negative impact on its financial condition and its ability to pursue its business strategy.

The Corporation remains subject to risks similar to other development stage companies in the biopharmaceutical industry, including compliance with government regulations, protection of proprietary technology, dependence on third party contractors and consultants and potential product liability, among others.

Reverse stock split

On August 26, 2021, the shareholders of the Corporation approved a resolution to undertake a reverse split of the common stock within a range of 1-6 to 1-8 with such specific ratio to be approved by the Acasti Board. All references in these financial statements to number of common shares, warrants and options, price per share and weighted average number of shares outstanding prior to the reverse split have been adjusted to reflect the approved reverse stock split of 1-8, which was made effective on August 31, 2021, on a retrospective basis as of the earliest period presented.

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

Estimates and assumptions include the measurement of derivative warrant liabilities (note 11) stock-based compensation (note 15)) assets held for sale (notes 8) the supply contract (note 20(a)) and acquisition of Grace and valuation of intangibles (note 4). Estimates and assumptions are also involved in measuring the accrual of services rendered with respect to research and developments expenditures at each reporting date, are determining which research and development expenses qualify for research and development tax credits and in what amounts. The Corporation recognizes the tax credits once it has reasonable assurance that they will be realized. Recorded tax credits are subject to review and approval by tax authorities and, therefore, could be different from the amounts recorded.

Functional and reporting currency

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

Cash and Cash Equivalents

Cash and cash equivalents comprise cash balances and highly liquid investments purchased with original maturities of three months or less. Cash and cash equivalents consist of term deposits held at the bank and recorded at cost, which approximates fair value.

Investments

The Corporation’s investments consist of term deposits and are classified as held-to-maturity securities. These investments are recorded at amortized cost. Investments with original maturities exceeding three months and less than one year are categorized as short-term.

Receivables

Receivables are classified at amortized cost and recorded at the outstanding amount net of any provisions for uncollectible amount.

Deferred Financing Costs

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

Equipment

(i)
Recognition and measurement

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
Subsequent costs

The costs of the day-to-day servicing of equipment are recognized in profit or loss as incurred.

(iii)
Depreciation

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

The estimated useful lives and rates for the current and comparative periods are as follows:

Assets	Method		Rate
Furniture and office equipment	Declining balance	20%	to	30%
Computer equipment	Declining balance		30%
Laboratory equipment	Declining balance		30%
Production equipment	Declining balance	10%	to	30%

Depreciation methods, useful lives and residual values are reviewed periodically and adjusted prospectively if appropriate.

Goodwill and Intangible assets - acquired in-process research and development

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

The estimated fair values of identifiable intangible assets were determined using the multi-period excess earnings method, which is a valuation methodology that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. The significant assumptions used in the valuation are the discount rate, the probability of clinical success of research and development programs, obtaining regulatory approval and forecasted net sales.

Goodwill and indefinite-lived assets are not amortized but are subject to an impairment review annually and more frequently when indicators of impairment exist. An impairment of goodwill could occur if the carrying amount of a reporting unit exceeds the fair value of that reporting unit. An impairment of indefinite-lived intangible assets would occur if the fair value of the intangible asset is less than the carrying value.

The Corporation tests its goodwill for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount. If the Corporation concludes it is more likely than not that fair value of the reporting unit is less than its carrying amount, a quantitative impairment test is performed.

The Corporation tests indefinite-lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount. If the Corporation concludes it is more likely than not that the fair value is less than it's carrying amount, a quantitative impairment test is performed. There were no triggering events from the date of acquisition of Grace to the end of the year with respect to goodwill and indefinite-lived intangible assets. The Corporation's annual impairment test will be performed in the third quarter of the fiscal year.

An impairment of $3,706 was recognized in the year ended March 31, 2021. The Corporation no longer has recognized amortizable patents and licenses.

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

Impairment of Long-Lived Assets

The Corporation reviews the recoverability of its long-lived assets whenever events or changes in circumstances indicate that it is carrying amount may not be recoverable. The carrying amount is first compared with the undiscounted cash flows. If the carrying amount is higher than the sum of undiscounted cash flows, then the Corporation determines the fair value of the underlying asset group. Any impairment loss to be recognized is measured as the difference by which the carrying amount of the asset group exceeds the estimated fair value of the asset group. An impairment of $1,584 for equipment was recognized in the year ended March 31, 2021.

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

Stock based compensation

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

Government grants

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

Leases

At the inception of an arrangement, the Corporation determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Operating lease liabilities and their corresponding right-of-use assets are initially recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Corporation utilizes its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Corporation could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. .

The Corporation has elected not to recognize leases with an original term of one year or less on the balance sheet. The Corporation typically only includes an initial lease term in its assessment of a lease arrangement. Options to renew a lease are not included in the Corporation’s assessment unless there is reasonable certainty that the Corporation will renew. The Corporation’s lease expense is recognized in research and development expenses. The Corporation does not have financing leases.

Income tax

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

Earnings per share

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

Segment reporting

An operating segment is a component of the Corporation that engages in business activities from which it may earn revenues and incur expenses. The Corporation has one reportable operating segment: the development and commercialization of pharmaceutical applications of its patent portfolio and licensed rights. The majority of the Corporation’s assets are located in Canada and the United States, while one production unit, which is classified as an asset held for sale, with a carrying value of $157 (March 31, 2021 - $156), is located in France at a third-party contract manufacturing facility.

Derivative financial instruments

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

Other equity instruments

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

Financial assets and liabilities

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

3. Recent Accounting Pronouncements

The Corporation has considered recent accounting pronouncements and concluded that they are either not applicable to the business or that the effect is not expected to be material to the consolidated financial statements as a result of future adoption.

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

The acquisition of Grace has been accounted for as a business combination using the acquisition method of accounting. The fair value of the purchase price was allocated to the assets acquired and liabilities assumed at their respective fair values. Management estimated the fair value of the IPR&D intangible assets using a multi-period excess earnings method. The significant assumptions used in the valuation are the discount rate, the probability of clinical success of research and development programs, obtaining regulatory approval and forecasted net sales. This acquisition method requires, among other things, that assets acquired, and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The valuation of assets acquired, and liabilities assumed has been finalized during the fourth quarter of 2022.

Measurement period adjustments to the preliminary purchase price allocation during 2022 included (i) an increase to intangible assets of $4,602; (ii) an increase to goodwill of $12,964; (iii) an increase to deferred tax liability of $17,536; and (iv) other individually insignificant adjustments to identifiable net assets of $30. The measurement period of adjustments primarily resulted from the completion of the valuation of the intangible assets based on facts and circumstances that existed as of the acquisition date and did not result from intervening events subsequent to such date.

The following table summarizes the final fair value of assets acquired and liabilities assumed as of the acquisition date:

$
Assets acquired and liabilities assumed
Cash and equivalents	90
Prepaid expenses and other current assets	74
Intangible assets – in-process research and development	69,810
Goodwill	12,964
Accounts payable and accrued expenses	(4,578)
Deferred tax liability	(17,536)
Total assets acquired and liabilities assumed	60,824

Intangible assets of $69,810 relate to the value of IPR&D, related to Grace’s therapeutic pipeline, consisting of three unique clinical stage programs/assets supported by intellectual property, the value of which has been attributed as follows:

$
Intangible assets – in-process research and development
GTX 104	27,595
GTX 102	31,908
GTX 101	10,307
Total	69,810

Management estimated the fair value of the IPR&D intangible assets using a multi-period excess earnings method. The significant assumptions used in the valuation are the discount rate, the probability of clinical success of research and development programs, obtaining regulatory approval and forecasted net sales.

Goodwill of $12,964 was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized. A deferred tax liability of $17,536 related to the identified intangible assets resulted.

Acquisition-related expenses, which were comprised primarily of regulatory, financial advisory and legal fees, totalled $3.2 million for the year ended March 31, 2022 and were included in general and administrative expenses in the consolidated statements of loss and comprehensive loss. The net loss attributed to Grace in the consolidated statement of income (loss), since the date of acquisition is $1,505.

Pro forma financial information

The following table presents the unaudited pro forma combined results of Acasti and Grace for the year ended March 31, 2022, as if the acquisition of Grace had occurred on April 1, 2020:

Year ended March 31, 2022
$
Net loss	(13,734)

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

5. Receivables

		March 31, 2022	March 31, 2021
	Notes	$	$
Sales tax receivables		184	160
Government assistance	9	353	339
Interest receivable		11	13
Other receivables		—	18
Total receivables		548	530

6. Short-term Investments

The Corporation holds various short term investments with maturities greater than 3 months at the time of purchase as follows:

	March 31, 2022	March 31, 2021
	$	$
Term deposits issued in US currency earning interest at 0.20% and maturing on April 1, 2022	11,893	7,542
Term deposits issued in CAD currency earning interest at ranges between 0.50% and 0.58% and maturing on various dates from April 1, 2022 to March 30,2023	1,429	2,247

Total short-term investments	13,322	9,789

7. Impairment loss Intangible assets

In prior years, the Corporation entered into agreements with Neptune Wellness Solutions Inc. ("Neptune") pursuant to which the Corporation obtained a license and exercised its option under the license agreement to pay in advance future royalties payable to Neptune. This license allowed the Corporation to exploit the intellectual property rights in order to conduct clinical trials for its CaPre drug candidate. During the second quarter of fiscal 2021, the Corporation released its Phase 3 clinical programs data and its failure to meet its primary endpoints, and the resulting decision to not file an NDA to obtain FDA approval for CaPre and therefore undertook an analysis to determine the fair value of the intangible asset.

In assessing the magnitude of any impairment of the license the Corporation considered all available evidence, including (i) significant adverse impact from business climate due to the Phase 3 clinical program’s failure to meet its primary endpoints, and the resulting decision to not file an NDA to obtain FDA approval for CaPre, and the resulting internal forecasts that no cash flows from the use of the license was possible, and (ii) management’s estimate that a market place participant would place minimal to no value on the license if it were to be sold on its own or in combination with other assets, recognized or not, which is a level 3 measurement in the fair value hierarchy which included unobservable inputs. Accordingly, an impairment loss of $3,706 was recognized in the second quarter of the year ended March 31, 2021, which represents the totality of the intangible assets net book value prior to the impairment trigger. For the year ended March 31, 2021 amortization expense, prior to the impairment was $781 and was included in research and development expenses.

8. Assets held for sale

During the period the Corporation committed to a plan and is actively marketing for sale Other assets and Equipment and has met the criteria for classification of assets held for sale:

	March 31, 2022	March 31, 2021
	$	$
Other assets (a)	195	387
Equipment (b)	407	381
	602	768

a. Other assets

Other assets represent krill oil (RKO) held by the Corporation that was expected to be used in the conduct of R&D activities and commercial inventory scale up related to the development and commercialization of the CaPre drug. Given that the development of CaPre will no longer be pursued, the Corporation is expected to sell this reserve. The other asset is being recorded at the fair value less costs to sell, which has resulted in an impairment loss of $249 (2021 - $413). Management’s estimate of the fair value of the RKO less cost -to sell, is based primarily on estimated market prices obtained from an appraiser specialized in the krill oil market. These projections are based on Level 3 inputs of the fair value hierarchy and reflect management’s best estimate of market participants’ pricing of the assets as well as the general condition of the asset. The total impairment loss recognized, includes amounts paid for krill oil in advance, but not yet received and was recorded as a prepaid.

b. Equipment

March 31, 2022	Cost, net of impairment	Accumulated depreciation	Net book value
	$	$	$
Furniture and office equipment	17	(5)	12
Computer equipment	94	(6)	88
Laboratory equipment	585	(435)	150
Production equipment	1,179	(1,022)	157
	1,875	(1,468)	407

March 31, 2021	Cost	Accumulated depreciation	Impairment loss	Net book value
	$	$	$	$
Furniture and office equipment	17	(5)	—	12
Computer equipment	148	(30)	(54)	64
Laboratory equipment	756	(436)	(171)	149
Production equipment	2,538	(1,023)	(1,359)	156
	3,459	(1,494)	(1,584)	381

For the year ended March 31, 2021, depreciation expense was $143 and was included in research and development expenses. Equipment is made up of Laboratory, Production, Computer and Office equipment that was utilized in the development of CaPre. Given that the development of CaPre will no longer be pursued, the Corporation is expected to sell this equipment. Similarly, to the intangible assets, the announcement of the outcomes of the TRILOGY clinical trials resulted in an impairment trigger for the laboratory and production equipment. The impairment loss is based on management’s estimate of the fair value of the equipment less cost -to sell, which is based primarily on estimated market prices obtained from brokers specialized in selling used equipment. These projections are based on Level 3 inputs of the fair value hierarchy and reflect the Corporations best estimate of market participants’ pricing of the assets as well as the general condition of the assets.

9. Government assistance

	March 31, 2022	March 31, 2021
	$	$
Investment tax credit	353	339

Government assistance is comprised of a government grant from the Canadian federal government and research and development investment tax credits receivable from the Quebec provincial government which relate to qualifiable research and development expenditures under the applicable tax laws. The amounts recorded as receivables are subject to a government tax audit and the final amounts received may differ from those recorded. For the years ended March 31, 2022 and 2021, the Corporation recorded $577 and $127, respectively, as a reduction of research and development expenses in the Consolidated Statements of Loss and Comprehensive Loss.

The amounts recorded as receivables are subject to a government tax audit and the final amounts received may differ from those recorded. Unrecognized Canadian federal tax credits may be used to reduce future Canadian federal income tax and expire as follows:

$
2029	9
2030	23
2031	36
2032	345
2033	353
2034	348
2035	415
2036	229
2037	252
2038	259
2039	355
2040	370
2041	146
2042	191
3,331

In September 2019, the Corporation was awarded up to CAD $750 in non-dilutive and non-repayable funding from the National Research Council of Canada Industrial Research Assistance Program (NRC IRAP) to apply towards eligible research and development disbursements of the Corporation’s unique commercial production platform for CaPre. As at March 31, 2022 and 2021 the Corporation has claimed nil and $79 in connection with this program, which has been recorded as a reduction of research and development expenses in the Consolidated Statements of Loss and Comprehensive Loss.

In October 2020, the Corporation received correspondence from the NRC IRAP that the eligible amount awarded to the Corporation for non-dilutive and non-repayable funding was reduced from up to CAD $750 to up to CAD $326.

10. Trade and other payables

	March 31, 2022	March 31, 2021
	$	$
Trade payables	1,678	115
Accrued liabilities and other payables	296	607
Employee salaries and benefits payable	1,182	771
Total trade and other payables	3,156	1,493

11. Derivative warrant liabilities

In connection with the Canadian public offering of units consisting of common shares and warrants that closed on May 9, 2018, the Corporation issued a total of 1,369,937 warrants. Each warrant entitles the holder thereof to acquire one common share at an exercise price of CAD $10.48 at any time until May 9, 2023. The warrants issued are derivative warrant liabilities given the warrant indenture contains certain contingent provisions that allow for cash settlement.

In connection with the U.S. public offering units consisting of common shares and warrants that closed on December 27, 2017, the Corporation issued a total of 1,225,366 warrants. Each warrant entitles the holder thereof to acquire one common share at an exercise price of $10.08 at any time until December 27, 2022. The warrants issued are derivative warrant liabilities given the currency of the exercise price is different from the Corporation’s functional currency.

The derivative warrant liabilities are measured at fair value at each reporting period and the reconciliation of changes in fair value is presented in the following tables:

	Warrants issued May 2018		Warrants issued December 27, 2017
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
	$	$	$	$
Balance – beginning of year	2,597	1,146	2,622	1,247
Change in fair value	(2,580)	1,252	(2,622)	1,174
Translation effect	(7)	199	—	201
Balance – end of year	10	2,597	—	2,622

Fair value per warrant issuable	0.01	3.15	—	2.97

The fair value of the derivative warrant liabilities was estimated using the Black-Scholes option pricing model and based on the following assumptions:

	Warrant liabilities issued May 2018		Warrant liabilities issued December 27, 2017
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
	$	$	$	$
Exercise price	CAD $10.48	CAD $10.48	USD $10.08	USD $10.08
Share price	CAD $1.54	CAD $6.08	USD $1.22	USD $4.80
Risk-free interest	2.39%	1.39%	2.41%	0.92%
Contractual life (years)	1.11	2.11	0.74	1.74
Expected volatility	81.56%	156.00%	85.94%	171.12%

The Corporation measured its derivative warrant liabilities at fair value on a recurring basis. These financial liabilities were measured using level 3 inputs (see Note 11).

As at March 31, 2022, the effect of an increase or a decrease of 5% of the volatility used, which is the significant unobservable input in the fair value estimate, would have a nominal impact.

12. Capital and other components of equity

a. Common Shares

Authorized capital stock

Unlimited number of shares

➣
Class A shares (Common Shares), voting (one vote per share), participating and without par value.
➣
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
➣
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
➣
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

On November 10, 2021, the Corporation filed a prospectus supplement relating to its at-the-market program with B. Riley, Oppenheimer& Co. Inc. and H.C. Wainwright & Co., LLC acting as agents. Under the terms of the ATM Sales Agreement and the prospectus supplement, the Corporation may issue and sell from time-to-time common shares having an aggregate offering price of up to $75,000,000 through the agents. The common shares will be distributed at market prices prevailing at the time of the sale and, as a result, prices may vary between purchasers and during the period of distribution. The volume and timing of sales under the ATM program, if any, will be determined at the sole discretion of the Corporation’s board of directors and management. Costs incurred relating to prospectus supplement were $198 and are included in General and administrative expenses. For the year ended March 31, 2022, no common shares were sold under the ATM program.

For the year ended March 31, 2021, $14.7 million common shares were sold for total net proceeds of approximately $59.3 million. Commission, legal and costs related to share sale amounted to $2.0 million. The shares were sold at the prevailing market prices, which resulted in an average price of approximately $4.16 per share. Accordingly, proportional costs of $18 related to the common shares sold, were reclassified from deferred financings costs to equity. Total costs incurred to register the Sales Agreements were initially recorded as deferred financing costs in the Consolidated Balance Sheet. As at March 31, 2021, the remaining balance of the costs incurred of $264 were written off to financing expenses.

b. Warrants

The warrants of the Corporation are composed of the following:

	March 31, 2022		March 31, 2021
	Number outstanding	Amount	Number outstanding	Amount
		$		$
Liability
May 2018 public offering warrants 2018 (i)	824,218	10	824,218	2,597
Series December 2017 U.S. public offering warrants 2017 (ii)	884,120	—	884,120	2,622
	1,708,338	10	1,708,338	5,219
Equity
Public offering warrants
Public offering U.S. broker warrants December 2017 (iii)	32,390	161	32,390	161
Public offering warrants February 2017 (iv)	—	—	215,491	631
	32,390	161	247,881	792

(i) Warrants to acquire one common share at an exercise price of CAD $10.48, expiring on May 9, 2023.

(ii) Warrants to acquire one common share at an exercise price of $10.08, expiring on December 27, 2022.

(iii) Warrants to acquire one common share at an exercise price of $10.10, expiring on December 19, 2022.

(iv) Warrants to acquire one common share at an exercise price of CAD $17.20, expired on February 21, 2022.

During the year ended March 31, 2022, no warrants were exercised. During the year ending March 31, 2021, 222,975 broker warrants offered as part of the May 2018 public offering were exercised at a price of $0.83 per Common Share of the Company, resulting in $183 of cash proceeds.

13. Revenues

In October 2020, the Corporation entered into an agreement with the Centre Integre Universitaire et des services sociaux de L’Estrie - Centre hospitalier Universitaire de Sherbrooke to start producing and selling Viral transport medium tubes to be utilized in testing related to the Covid-19 pandemic. Revenue is recognized when the product is received by the customer.

14. Net financial income (expenses)

	March 31, 2022	March 31, 2021
	$	$
Foreign exchange gain (loss)	(299)	(676)
Write-off of deferred financing fees related to at-the-market (ATM) program	—	(264)
Interest income	77	107
Other income	147	—
Change in fair value of warrant liabilities	5,197	(2,426)

Financial income (expenses)	5,122	(3,259)

15. Stock based compensation

At March 31, 2021, the Corporation has the following stock-based compensation arrangement:

a. Corporation stock option plan

The Corporation has in place a stock option plan for directors, officers, employees, and consultants of the Corporation. An amendment of the stock option plan was approved by shareholders on August 26, 2021. The amendment provides for an change to the existing limits for Common Shares reserved for issuance under the Stock Option Plan.

The Stock Option Plan continues to provide for the granting of options to purchase common shares. The exercise price of the stock options granted under this amended plan is not lower than the closing price of the common shares on the TSXV at the close of markets the day preceding the grant. The maximum number of common shares that may be issued upon exercise of options granted under the amended Stock Option Plan shall not exceed 10% of the aggregate number of issued and outstanding shares of the Corporation. This resulted in an increase from 1,816,735 representing 15% of the issued and outstanding common shares as of August 26, 2020, to 4,428,818 representing 10% of the issued and outstanding common shares as of March 31, 2022. The terms and conditions for acquiring and exercising options are set by the Corporation’s Board of Directors, subject among others, to the following limitations: the term of the options cannot exceed ten years and (i) all options granted to a director will be vested evenly on a monthly basis over a period of at least twelve (12) months, and (ii) all options granted to an employee will be vested evenly on a quarterly basis over a period of at least thirty-six (36) months.

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

The following tables summarize information about activities within the stock option plan:

	Number of options	Weighted average exercise price	Weighted average grant date fair value
		CAD $	CAD $
Outstanding, March 31, 2020	1,241,611	7.97	6.62
Granted	—	—	—
Exercised	(30,220)	4.93	3.73
Forfeited	(299,520)	7.16	5.90
Expired	—	—	—
Outstanding, March 31, 2021	911,871	8.33	6.96
Granted	2,115,400	2.04	1.75
Exercised	—	—	—
Forfeited	(37,890)	4.00	3.06
Expired	—	—	—
Outstanding, March 31, 2022	2,989,381	3.94	3.32

Exercisable at end of year	989,911	7.45	6.19

	March 31, 2022	March 31, 2021
Weighted average fair value of the options granted to employees and directors of the Corporation-	1.75	—

Compensation expense recognized under the stock option plan is summarized as follows:

	March 31, 2022	March 31, 2021
	$	$
Research and development expenses	447	353
General and administrative expenses	842	828
Sales and marketing expenses	48	(7)
	1,337	1,174

As of March 31, 2022, there was CAD $1,794 (March 31, 2021– CAD $476) of total unrecognized compensation cost, related to non-vested share options, which is expected to be recognized over a remaining weighted average vesting period of 1.36 years (March 31, 2021 - 1.03 years).

A summary of the non-vested stock option activity and related information for the Corporation’s stock options granted is as follows:

	Number of options	Weighted average grant date fair value CAD ($)
Non- vested, March 31, 2021	283,637	5.97
Options granted	2,115,400	1.75
Options vested	(369,672)	4.15
Options forfeited and cancelled	(29,895)	1.93
Non- vested, March 31, 2022	1,999,470	1.91

The fair value of options granted was estimated using the Black-Scholes option pricing model, resulting in the following weighted average assumptions for options granted during the periods ended:

March 31, 2022
Weighted average- CAD
Exercise price	$1.75 CAD
Share price	$2.04 CAD
Dividend	—
Risk-free interest	1.48%
Estimated life (years)	5.77%
Expected volatility	120.65%

The following tables summarize information about activities within the stock option plan:

March 31, 2022
Exercise price CAD			Weighted average remaining contractual life	Number of options outstanding	Number of options exercisable
$1.64	—	$1.84	9.88	37,500	—
$1.85	—	$3.15	9.62	2,050,399	190,701
$3.16	—	$5.20	8.00	298,376	211,095
$5.21	—	$8.20	6.26	190,819	190,819
$8.21	—	$11.36	7.04	206,445	191,454
$11.37	—	$12.84	1.11	65,625	65,625
$12.85	—	$13.68	4.90	13,542	13,542
$13.69	—	$15.04	5.20	90,313	90,313
$15.05	—	$38.40	1.05	36,362	36,362
			8.62	2,989,381	989,911

Stock-based compensation payment transactions and broker warrants

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

b. Corporation equity incentive plan

The Corporation established an equity incentive plan for employees, directors and consultants. The plan provides for the issuance of restricted share units (RSUs), performance share units, restricted shares, deferred share units and other stock-based awards, subject to restricted conditions as may be determined by the Board of Directors. There were no such awards outstanding as of March 31, 2022, and March 31, 2021, and no stock-based compensation was recognized for the period ended March 31, 2022 and March 31, 2021.

16. Loss per share

Diluted loss per share was the same amount as basic loss per share, as the effect of options, RSUs and warrants would have been anti-dilutive, as the Corporation has incurred losses in each of the periods presented. All outstanding options, RSUs and warrants could potentially be dilutive in the future.

17. Supplemental cash flow disclosure

a. Changes in working capital items:

	March 31, 2022	March 31, 2021
	$	$
Receivables	(18)	58
Prepaid expenses	(380)	672
Trade and other payables	(2,388)	(6,701)
Other assets	—	25
Total changes in working capital items	(2,786)	(5,946)

18. Income taxes

Income tax (recovery) expense:

	March 31, 2022	March 31, 2021
	$	$
Current tax (recovery) expense	—	—
Deferred tax (recovery) expense	(648)	—
Income tax (recovery) expense	(648)	—

Reconciliation of effective tax rate:

	March 31, 2022	March 31, 2021
	$	$
Loss before income taxes	(10,467)	(19,678)
Basic combined Canadian statutory income tax rate 1	26.50%	26.50%
Computed income tax recovery	(2,774)	(5,215)
Increase resulting from:
Difference in foreign tax rates	(77)	—
Non-deductible stock-based compensation	354	311
Non-deductible change in fair value of warrants	(1,377)	643
Non-deductible transaction costs	697	—
Non-refundable Federal ITC	(349)	—
Change in valuation allowance	2,864	4,271
Other – Foreign exchange	12	(10)
Other	2	—
Total tax (recovery) expense	(648)	—

1 The Canadian combined statutory income tax rate has decreased due to a reduction in the provincial statutory income tax rate.

Net deferred income tax assets as of March 31, 2022, and 2021 were comprised of the following:

	March 31, 2022	March 31, 2021
	$	$
Deferred tax assets
Tax losses carried forward	35,683	28,753
Research and development expenses	5,828	5,424
Property, plan and equipment	688	933
Financing expenses	674	1,167
Licenses	118	—
Tax credit carry forwards	3,331	2,968
Other temporary differences	80	86
Deferred tax assets	46,402	39,331
Deferred tax liabilities
Property, plan and equipment and intangible assets	(20,890)	—
Deferred tax liabilities	(20,890)	—
Valuation allowance	(42,401)	(39,331)
Net deferred tax liabilities	(16,889)	—

As at March 31, 2022, the amounts and expiry dates of tax attributes and temporary differences, which are available to reduce future years’ taxable income, were as follows:

			March 31, 2022
	Federal	Provincial	United States
	$	$	$
Tax losses carried forward
2028	571	571
2029	1,301	1,296
2030	1,656	1,650
2031	1,809	1,792
2032	1,483	1,460
2033	2,877	2,877
2034	3,675	3,565
2035	4,394	4,394
2036	6,465	6,366
2037	400	396
2038	13,866	13,811
2039	32,399	32,356
2040	23,558	23,421
2041	13,988	13,988
2042	10,910	10,910
No expiry			13,288
Total	119,352	118,854	13,288

Research and development expenses, without time limitation	21,127	23,125

Unrecognized tax benefits

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

19. Financial instruments

a. Concentration of credit risk

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

b. Foreign currency risk

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

c. Liquidity risk

Liquidity risk is the risk that the Corporation will encounter difficulty in meeting the obligations associated with its financial liabilities that are settled by delivering cash or another financial asset. The Corporation manages liquidity risk through the management of its capital structure and financial leverage. It also manages liquidity risk by continuously monitoring actual and projected cash flows. The Board of Directors reviews and approves the Corporation's operating budgets, and reviews material transactions outside the normal course of business. The Corporation currently does not have long-term debt nor arranged committed sources of financing and is operating via use of existing cash and short-term investment balances. Refer to Note 1 – Nature of Operations.

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

Supply contract

On October 25, 2019, the Corporation signed a supply agreement with Aker Biomarine Antartic. (“Aker”) to purchase raw krill oil product for a committed volume of commercial starting material for CaPre for a total fixed value of $3.1 million. As at March 31, 2022, the remaining balance of the commitment with Aker amounts to $2.8 million. As of March 31, 2022, the remaining balance of the raw krill oil product has not been made available for delivery by the supplier under the terms of the supply agreement, therefore no liability has been recorded. Acasti no longer has any planned use for the raw krill oil product for its own operating purposes and therefore would seek to sell the product upon receipt. There is uncertainty as to whether the Corporation can recover value from the raw krill oil product and expects it may incur a loss on this contract in the near term.

Sherbrook Lease

On March 14, 2022, we renewed the lease agreement effective April 1, 2022, for our research and development and quality control laboratory facility located in Sherbrooke, Québec, resulting in a commitment of $556 over a 24 months base lease term and 48 months additional lease renewal term. As this is effective subsequent to year-end the renewal is not recorded in the financial statements.

Legal proceedings and disputes

In the ordinary course of business, the Corporation is at times subject to various legal proceedings and disputes. The Corporation assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Corporation will incur a loss and the amount of the loss can be reasonably estimated, the Corporation records a liability in its consolidated financial statements. These legal contingencies may be adjusted to reflect any relevant developments. Where a loss is not probable or the amount of loss is not estimable, the Corporation does not accrue legal contingencies. While the outcome of legal proceedings is inherently uncertain, based on information currently available, management believes that it has established appropriate legal reserves. Any incremental liabilities arising from pending legal proceedings are not expected to have a material adverse effect on the Corporation’s financial position, results of operations, or cash flows. However, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Corporation’s financial position, results of operations, or cash flows. No reserves or liabilities have been accrued as at March 31, 2022.

21. Subsequent events

Functional currency

On April 1, 2022, the Corporation’s functional currency was changed from the Canadian dollar to the US dollar. This change will be reflected prospectively in the Corporation’s financial statements beginning with the first quarter of fiscal 2023.

Common shares

Subsequent to March 31, 2022, the Corporation sold an additional 151,575 common shares for net proceeds of approximately $146 (gross proceeds of $151) under the ATM program.