Form 10-K/A
period 2022-03-31
Acasti Pharma Inc.
filed 2022-07-29
CIK 1444192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐ Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common shares on the last business day of its most recently completed second fiscal quarter, as reported on the NASDAQ Stock Market, was approximately $25,942,990.

The number of outstanding common shares of the registrant, no par value per share, as of July 29, 2022, was 44,494,193.

Auditor Firm Id: 85 Auditor Name: KPMG LLP Auditor Location: Montréal, QC, Canada

EXPLANATORY NOTE

Acasti Pharma Inc. (the “Company”, “we”, “our” and “us”) is filing this Amendment No. 1 to Annual Report on Form 10-K (this “Amendment No. 1”) to amend its Annual Report on Form 10-K for the fiscal year ended March 31, 2022, as originally filed with the U.S. Securities and Exchange Commission, or the SEC, on June 21, 2022 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K (the “Part III Information”). The Part III Information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which provides that in the event our definitive proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by the Original Form 10-K, the information in Part III may be incorporated by reference from an amendment to the Original Form 10-K filed no later than 120 days after the end of the fiscal year covered by the Original Form 10-K. Because we do not anticipate that our definitive proxy statement will be filed within 120 days after the fiscal year covered by the Original Form 10-K, we are filing this Amendment to include the Part III Information.

This Amendment hereby amends the cover page, Part III, Items 10 through 14, and Part IV, Item 15 of the Original Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment. This Amendment does not amend or otherwise update any other information in the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and with our subsequent filings with the SEC.

ACASTI PHARMA INC.

FORM 10-K

For the Fiscal Year Ended March 31, 2022

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information with respect to our current directors:

Name	Age	Position(s) held within Acasti	In Office Since	Current Term to Expire
Directors
Jan D’Alvise	67	President, Chief Executive Officer, Director and Corporate Secretary	June 2016	September 2022
Roderick N. Carter	58	Chairman of the Board	October 2015	September 2022
Jean-Marie (John) Canan	66	Director and Chairman of Audit Committee	July 2016	September 2022
Donald Olds	62	Director and Chairman of Governance and Human Resources Committee	April 2018	September 2022
Vimal Kavuru	53	Director	August 2021	September 2022
William Haseltine	77	Director	August 2021	September 2022
Michael L. Derby	49	Director	March 2022	September 2022

Executive Officers
Jan D’Alvise	67	President, Chief Executive Officer, Director and Corporate Secretary	June 2016	-
Pierre Lemieux	58	Chief Operating Officer and Chief Scientific Officer	April 2010	-
Brian Ford	64	Chief Financial Officer	September 2020	-
George Kottayil	59	Chief Operating Officer, US	August 2021	-

The following is a brief biography of our current directors and senior management:

Jan D’Alvise

Ms. D’Alvise has extensive experience in the pharmaceutical, diagnostic, medical device, and drug discovery research segments of the healthcare industry, and has served as the President and Chief Executive Officer of Acasti since 2016. Prior to joining Acasti, Ms. D’Alvise was the President and Chairman of Pediatric Bioscience, a private company that was developing a diagnostic test for autism. Before that, she was the Chief Executive Officer of Gish Biomedical, a cardiopulmonary medical device company that she sold to the Sorin Group. Prior to Gish, Ms. D’Alvise was the Chief Executive Officer of the Sidney Kimmel Cancer Center (SKCC), a drug discovery research institute focused on translational medicine in oncology. Prior to SKCC, she was the Co- Founder, President, Chief Executive Officer and Chairman of NuGEN, Inc., and was also the Co-Founder and Executive Vice President and Chief Operating Officer of Metrika Inc. Ms. D’Alvise built both companies from technology concept through to successful regulatory approvals, product introduction and sustainable revenue growth. Prior to Metrika, Ms. D’Alvise was a VP of Drug Development at Syntex/Roche and Business Unit Director of their Pain and Inflammation business, and prior to that, VP of Commercial Operations at SYVA, (Syntex’s clinical diagnostics division). Ms. D’Alvise began her career with Diagnostic Products Corporation. Ms. D’Alvise has a B.S. in Biochemistry from Michigan Technological University. She has completed post-graduate work at the University of Michigan, Stanford University, and the Wharton Business School. In addition to Acasti, Ms. D’Alvise currently serves on the board and audit committee for Spectral Medical Inc. (EDT:TO) and is the Chairman of The ObG Project, Inc., a private company. She has previously served on the boards of numerous private companies and non-profits. Our board of directors believes that Ms. D’Alvise’s extensive industry and management experience qualify her to serve on our board of directors.

Dr. Roderick N. Carter

Dr. Carter has a strong history of contributions to healthcare through clinical, research, business, and people leadership. He has significant experience developing and commercializing nutraceutical and pharmaceutical products and has successfully led clinical research and business development strategies for cardiovascular and inflammation-related diseases. Dr. Carter is currently Principal at Aquila Life Sciences LLC, a consulting firm he founded in April 2008 focusing on pharmaceutical development and commercialization. Prior to this, he was Vice President of Clinical Development at Reliant Pharmaceuticals, Inc., which developed the omega-3 cardiovascular drug LOVAZA, and today is a wholly-owned subsidiary of GlaxoSmithKline. He also served as Executive Director at Merck and Co., USA, President and Chief Executive Officer of WellGen, Inc. and Senior Medical Director at Pfizer Inc., USA. Dr. Carter received his Medical Degree from the University of Witwatersrand, Johannesburg, along with a Master of Science degree in Sports Medicine from Trinity College, Dublin. Our board believes that Dr. Carter’s extensive industry experience and a depth of drug development expertise qualifies him to serve on our board of directors.

Jean-Marie (John) Canan

Mr. Canan is an accomplished business executive with over 34 years of strategic, business development and financial leadership experience. Mr. Canan recently retired from Merck & Co., Inc. where his last senior position was as Senior Vice-President, Global Controller, and Chief Accounting Officer for Merck from November 2009 to March 2014. He has managed all interactions with the audit committee of the Merck board of directors, while participating extensively with the main board and the compensation & benefits committee. Mr. Canan serves as a director of REV Group, Inc., a public company, where he chairs the audit committee and is the lead independent director. He also serves on the board of trustees of Angkor Hospital for Children Inc. Mr. Canan is a graduate of McGill University, Montreal, Canada, and is a Canadian Professional Accountant. Our board believes that Mr. Canan’s extensive industry experience as well as his strong financial background, qualifies him to serve on our board of directors.

Donald Olds

Until May 2019, Mr. Olds was the President and Chief Executive Officer of the NEOMED Institute, a research and development organization dedicated to advancing Canadian research discoveries to commercial success. Prior to NEOMED, he was the Chief Operating Officer of Telesta Therapeutics Inc., a TSX-listed biotechnology company, where he was responsible for finance and investor relations, manufacturing operations, business development, human resources, and strategy. In 2016, he led the successful sale of Telesta to a larger public biotechnology company. Prior to Telesta, he was President and Chief Executive Officer of Presagia Corp., and Chief Financial Officer and Chief Operating Officer of Aegera Therapeutics Inc., where he was responsible for clinical operations, business development, finance, and mergers and acquisitions. At both Telesta and Aegera, Mr. Olds was responsible for raising equity financing and leading regional and global licensing transactions with life sciences companies. Mr. Olds is currently lead director of Goodfood Market Corp, Chair of Aifred Health, lead director of Cannara Biotech Inc, and director of Agrinam Acquisition Corp. He has extensive past corporate governance experience serving on the boards of private and public for-profit and not-for-profit organizations. He holds an M.B.A. (Finance & Strategy) and M.Sc. (Renewable Resources) from McGill University. Our board believes that Mr. Old’s extensive industry experience and his strong financial background, as well as his service on the board of directors of public and private companies, qualifies him to serve on our board of directors.

Vimal Kavuru

Mr. Kavuru has created and led several pharmaceutical companies. Mr. Kavuru brings, in his vision and management, a broad-based understanding of the global pharmaceutical industry with expertise in strategic planning, product and business development, and operations. In addition to previously serving as the Chairman of the Grace Therapeutics Inc. board of directors, Mr. Kavuru is the Founder, Chairman and Chief Executive Officer of Rising Pharma Holdings, Inc., a U.S. generic pharmaceutical company, and Acetris Pharma Holdings, LLC, a generic pharmaceutical company serving U.S. government agencies. Previously, Mr. Kavuru founded Citron Pharma & Lucid Pharma, which were sold to Aceto Corporation in 2016, Casper Pharma LLC, an emerging specialty brand pharmaceutical company, and Gen-Source RX, a national distributor of generic pharmaceuticals that was acquired by Cardinal Health in 2014. In 2007, Mr. Kavuru also co-founded Celon Labs, a specialty oncology and critical care pharmaceutical company that was acquired by Zanzibar Pharma Limited, a portfolio company of CDC Group. He is a registered pharmacist in the state of New York, holds a B.S. in Pharmacy from HKE College of Pharmacy, Bulgarga, India, and attended Long Island University, Brooklyn, New York with specialization in industrial pharmacy. Mr. Kuvaru was elected to the Acasti board as a nominee of former shareholders of Grace Therapeutics pursuant to the terms of Acasti’s acquisition of Grace Therapeutics. Our board of directors believes that Mr. Kuvaru’s management experience in the pharmaceutical industry, as well as his operational expertise, qualify him to serve on our board of directors.

William A. Haseltine, Ph.D

Mr. Haseltine is a well-respected industry leader in the medical and biotechnology fields with decades of experience. Mr. Haseltine also serves as the Chairman and President of ACCESS Healthcare International, Inc. and as the Chairman of the Haseltine Foundation for Science and the Arts. He is the founder of Human Genome Science and served as the Chairman and Chief Executive Officer for 12 years. Mr. Haseltine is also the founder and Chief Executive Officer of Demetrix, Inc., a biotechnology company specializing in pain and anxiety medications, and founder and director of X-VAX Technology Inc., which is developing a novel herpes simplex vaccine, in addition to more than a dozen other biotechnology companies. Mr. Haseltine was previously a professor at Harvard Medical School and the Harvard School of Public Health, where he was the founder and chairman of the Division of Biochemical Pharmacology and the Division of Human Retrovirology. He is well-known for his seminal work on cancer, HIV/AIDS and genomics, and has authored more than 200 manuscripts published in peer-reviewed journals. He is a lifetime member of the New York Academy of Sciences, a trustee of the New York Academy of Medicine, and an honorary trustee of the Brookings Institution. Mr. Haseltine holds a B.A. in chemistry from the University of California, Berkeley and a Ph.D. in biophysics from Harvard University. Mr. Haseltine served as a director of Grace Therapeutics Inc. from 2018 until Grace’s acquisition by Acasti in August 2021. Mr. Haseltine was elected to the Acasti board as a nominee of former shareholders of Grace Therapeutics pursuant to the terms of Acasti’s acquisition of Grace Therapeutics. Our board of directors believes that Mr. Haseltine’s extensive industry and management experience qualify him to serve on our board of directors.

Michael L. Derby

Mr. Derby has more than two decades of experience and a proven track record within the biopharmaceutical industry, with particular expertise in strategic drug repurposing. Having founded or co-founded seven biopharmaceutical companies, he most recently launched TardiMed Sciences LLC, a company creation and investment firm in the life sciences. TardiMed has formed, capitalized and advanced multiple biopharmaceutical companies through development, including Timber Pharmaceuticals, Inc. (NYSE: TMBR), PaxMedica, Inc. and Visiox Pharma LLC. Mr. Derby has served as Executive Chairman of the Board of Directors for each of these companies. Prior to TardiMed, Mr. Derby co-founded Castle Creek Pharmaceuticals, which he built into a multi-product, late clinical stage company focused on treating rare and debilitating dermatologic conditions. He also founded Norphan Pharmaceuticals, a biopharmaceutical company focused on the development of drugs for orphan neurologic disease, which he led through its early stages prior to selling the company to Marathon Pharmaceuticals LLC in 2013. Prior to founding and managing life sciences companies, Mr. Derby was a private equity investor and venture capitalist, and also worked in management roles at Merck & Co. and Forest Laboratories Inc. Mr. Derby holds an M.B.A. from New York University’s Stern School of Business, a M.S. from the University of Rochester, and a B.S. from Johns Hopkins University. Mr. Derby was appointed to the Acasti board as a nominee of former shareholders of Grace Therapeutics pursuant to the terms of Acasti’s acquisition of Grace Therapeutics. Our board of directors believes that Mr. Derby’s extensive industry and management experience, including his experience in drug repositioning and his strong financial background, qualify him to serve on our board of directors.

Pierre Lemieux, Ph.D

Dr. Lemieux has been our Chief Operating Officer, Canada since April 2010, and our Chief Scientific Officer since June 2018. Previously, Mr. Lemieux was Chief Executive Officer, Co-Founder and Chairman of BiolActis Inc. which he sold in 2009 to interests affiliated with the Nestlé multinational group. Mr. Lemieux joined Suprateck Pharma Inc. in 1999 as Director and Vice-President involved in the development of formulations for gene therapy on behalf of Rhone-Poulenc Rorer and Genzyme, which today are under the Sanofi banner. Prior to this, Mr. Lemieux was involved in the development of cardiovascular products at Angiotech Pharmaceuticals, Inc. Mr. Lemieux has a Ph.D. in biochemistry from Université Laval (Québec). He holds more than 16 patents and has authored over 50 publications. Mr. Lemieux’s research was conducted at Université Laval as well as at the anti-cancer center Paul Papin D’Angers (France) and the University of Nottingham (England). His research focused on ovarian cancer and its treatment with monoclonal antibodies used to target cancer drugs. After completing his graduate studies, Mr. Lemieux joined the Oncology division of the Center for Health Research, University of Texas. He obtained a postdoctoral fellowship from the Susan G. Komen Foundation (Breast Cancer). Mr. Lemieux has served on the boards of BioQuébec, Montreal in vivo and PharmaBio Development Inc.

Brian Ford

Mr. Ford brings over three decades of financial, project management and M&A experience within the healthcare and financial industries. Mr. Ford is an accomplished CPA-CA having served both publicly traded as well as privately owned organizations. Mr. Ford has been responsible for developing business recovery strategies, negotiating M&A transactions, as well as managing quarterly and yearly accounting reports. Most recently, Mr. Ford served as Chief Financial Officer and Senior Business Advisor at a private group of Ontario based medical clinics, including the largest chronic pain management practice in Canada. Prior to that, Mr. Ford served as Chief Financial Officer at Telesta Therapeutics Inc. At Telesta Therapeutics, Mr. Ford helped develop a new business plan and was heavily involved in all capital transactions. Previously, Mr. Ford started his own consulting firm, Petersford Consulting, where he provided clients with finance and business risk services. Mr. Ford began his career at Ernst & Young, eventually becoming a Principal, Business Risk Services, developing essential business plans that evaluated revenue and cost profiles supporting budget planning and understanding drivers of growth, specifically with healthcare companies. Additionally, at Ernst & Young, Mr. Ford participated in and often led teams in due diligence assignments in relation to M&A or the sale of a business, having extensive experience in developing financial forecasts, product and market valuation, and audits of critical accounting and processes. Mr. Ford holds a B.A. in Economics, History, and English from the University of Guelph and has a Graduate Diploma in Accounting from the University of McGill. Mr. Ford is a member of the Ontario Institute of Chartered Accountants.

George Kottayil

Mr. Kottayil has spent over 20 years at prominent life science companies. Most recently, Mr. Kottayil was a co-founder and served as CEO of Grace Therapeutics, prior to its acquisition by Acasti in August 2021. Previously, Mr. Kottayil was a co-founder and president of Insys Therapeutics, Inc. and principal inventor of SUBSYS®, a sublingual fentanyl spray for the treatment of breakthrough cancer pain. He has previously held senior positions at Unimed Pharmaceuticals Inc., which was later acquired by Solvay Pharmaceuticals,

Inc., which in turn was acquired by AbbVie Inc. He has held key roles in product development and obtaining FDA approval for ANDROGEL®, as well as formulating and executing a strategy that resulted in down-scheduling of the controlled prescription drug MARINOL® by the United States Drug Enforcement Administration.

Family Relationships

There are no family relationships between any directors or officers of the Company.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires directors, executive officers, and shareholders owning more than 10% of any class of a company’s outstanding equity shares to file reports of ownership and changes of ownership with the SEC. Based solely on a review of copies of such forms submitted to us, we believe that all persons subject to the requirements of Section 16(a) filed such reports on a timely basis in fiscal year 2021, with the exception of the late-filed Form 3’s reflecting the election of Mr. Haseltine and Mr Kuvaru to our board of directors, Mr. Kottayil’s appointment as an executive officer, and a late-filed Form 3 filed by Rajitha Grace 2018 Irrevocable Trust reporting ownership of more than 10% of our common shares.

Code of Business Conduct and Ethics

Please see the section entitled “Code of Business Conduct and Ethics” in “Item 13. Certain Relationships and Related Transactions and Director Independence.”

Audit Committee

Our audit committee is responsible for assisting the board of directors in fulfilling its oversight responsibilities with respect to financial reporting, including:

•
reviewing our procedures on overall financial reporting and internal control framework;
•
reviewing and approving the engagement of our external auditor;
•
reviewing annual and quarterly financial statements and all other material continuous disclosure documents, including our annual and quarterly reports;
•
assessing our financial and accounting personnel;
•
assessing our accounting policies;
•
reviewing our risk management procedures; and
•
reviewing any significant transactions outside our ordinary course of business and any pending litigation involving us.

The audit committee has direct communication channels with our management performing financial functions and our external auditor to discuss and review such issues as the audit committee may deem appropriate. As of March 31, 2022, the audit committee was composed of Mr. Canan, as Chairperson, Dr. Carter, and Mr. Olds. Each of Mr. Canan, Dr. Carter and Mr. Olds is “financially literate” and “independent” within the meaning of the Exchange Act. As of the date of this annual report, the composition of the audit committee remains the same as at March 31, 2022.

Audit Committee Financial Expert

Our board of directors has determined that Mr. Canan is an “audit committee financial expert”, as defined by applicable regulations of the SEC. The SEC has indicated that the designation of Mr. Canan as an audit committee financial expert does not make him an “expert” for any purpose, impose any duties, obligations or liability on Mr. Canan that are greater than those imposed on members of the audit committee and board of directors who do not carry this designation, or affect the duties, obligations or liability of any other member of the audit committee or board of directors.

Item 11. Executive Compensation Summary of our Compensation Programs

Our executive compensation program is intended to attract, motivate and retain high-performing senior executives, encourage and reward superior performance, and align the executives’ interests with ours as well as our shareholders by providing compensation that is competitive with the compensation received by executives employed by comparable companies, and ensuring that the achievement of annual objectives is rewarded through the payment of bonuses, and providing executives with long-term incentives through the grant of stock options.

Our governance and human resources committee, or GHR committee, has authority to retain the services of independent compensation consultants to advise its members on executive and board compensation and related matters, and to determine the fees and the terms and conditions of the engagement of those consultants. During our fiscal year ended March 31, 2022, the GHR committee retained compensation consulting services from FW Cook to review our executive compensation programs, including base salary, short-term and long-term incentives, total cash compensation levels and total direct compensation of certain senior positions, against those of a peer group of 20 broadly similar size, as measured by market capitalization (peer market cap all averaged less than $500M in 2021), biotechnology and pharmaceutical companies listed or headquartered in North America. The consultants also reviewed board compensation, including advisory fees and equity incentives. All of the services provided by the consultants were provided to the GHR committee. The GHR committee assessed the independence of the consultants and concluded that its engagement of the consultants did not raise any conflict of interest with us or any of our directors or executive officers.

Compensation for our CEO was below the peer company median based on FW Cook’s review during the fiscal year ended March 31, 2022.

Use of Fixed and Variable Pay Components

Compensation of our named executive officers, or NEOs, is revised each year and has been structured to encourage and reward executive officers on the basis of short-term and long-term corporate performance. In the context of its analysis of compensation for our fiscal year ended March 31, 2022, the following components were examined by the GHR committee:

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

Base Salary

We intend to be competitive over time with comparator companies and to attract and retain top talent. The GHR committee reviews compensation matters periodically to help ensure that it meets this strategic imperative. Base salary is set to reflect an individual’s skills, experience, and contributions within a salary structure consistent with peer group data. Base salary structure is revised annually by the GHR committee as financial and market conditions evolve.

Short Term Incentive Plan (STIP)

Our Short-Term Incentive Plan, or STIP, provides for potential rewards when a threshold of corporate performance is met compared to the Board’s primary stated objectives for the fiscal year. Corporate performance is assessed against a table of weighted performance categories and sub-goals within each weighted category, which assessment of goal achievement funds the corporate bonus pool. These performance goals take into account the achievement of corporate milestones within timelines and budget and individual objectives determined annually by the board according to short-term priorities. The corporate bonus pool is allocated based on achievement of personal objectives are assessed through a performance grid, with pre-specified, objective performance criteria. For the most senior participants in the STIP, greater weight is assigned to corporate objectives. Target payout is expressed as a percentage of base salary, and is determined by benchmarking against peer group data. Annual salary for STIP purposes is the annual salary in effect at the end of the plan year (i.e., prior to any annual salary increases awarded for the subsequent year).

The STIP is a variable compensation plan, and all STIP payments are subject to board approval. Participants must be employed by us at the end of the financial year to qualify.

Ms. D’Alvise, our CEO, is eligible for up to a 50% bonus of her annual base salary. Dr. Lemieux, our COO Canada, and Brian Ford our CFO are eligible for up to a 40% bonus of their annual base salary. Actual bonuses in fiscal year 2022 were at 90% of target based on having met expectations for achievement of goals and progress towards drug commercialization.

Long Term Incentive Plan (LTIP)

The LTIP has been adopted as a reward and retention mechanism. Participation is determined annually at the discretion of the board. The stock option plan is intended to align the long-term interests of participants with those of shareholders, in order to promote creation of shareholder value.

The GHR committee determines the number of stock options to be granted to a participant based on peer group data and taking into account corporate performance and the employee’s level in the organization. The LTIP calculation for NEOs is determined by both reviewing grant values and a dilution- based methodology that considers the annual grant rate as a percent of shares outstanding. All fiscal 2022 grants to named executive officers had grant value that was below the median of the peer data reviewed at the end of the year.

Our directors and executive officers are not permitted to purchase financial instruments, such as prepaid variable forward contracts, equity swaps, collars or units of exchange funds that are designed to hedge or offset a decrease in market value of equity securities granted as compensation or held, directly or indirectly, by the director or officer.

Stock Option Plan

Our stock option plan was adopted by our board of directors on October 8, 2008, and has been amended from time to time, as most recently amended on June 24, 2021, and approved by our shareholders on August 26, 2021. The grant of options is part of the long-term incentive component of executive and director compensation and an essential part of our compensation framework. Qualified directors, employees and consultants may participate in our stock option plan, which is designed to encourage option holders to link their interests with those of our shareholders, in order to promote an increase in shareholder value. Awards and the determination of any exercise price are made by our board of directors, after recommendation by the GHR committee. Awards are established, among other things, according to the role and responsibilities associated with the participant’s position and his or her influence over appreciation in shareholder value. Any award grants a participant the right to purchase a certain number of common shares during a specified term in the future, after a vesting period and/or specific performance conditions, at an exercise price equal to at least 100% of the market price (as defined below) of our common shares on the grant date. The “market price” of common shares as of a particular date generally means the highest closing price per common share on the TSXV, NASDAQ, or any other exchange on which the common shares are listed from time to time, for the last preceding date on which there was a sale of common shares on that exchange (subject to certain exceptions set forth in the stock option plan in the event that our common shares are no longer traded on any stock exchange). Previous awards may sometimes be taken into account when new awards are considered.

In accordance with the stock option plan, all of an option holder’s options will immediately fully vest on the date of a Change of Control event (as defined in the stock option plan), subject to the terms of any employment agreement or other contractual arrangement between the option holder and us.

However, in no case will the grant of options under the stock option plan, together with any proposed or previously existing security-based compensation arrangement, result in (in each case, as determined on the grant date): the grant to any one consultant within any 12-month period, of options reserving for issuance a number of common shares exceeding in the aggregate 2% of our issued and outstanding common shares (on a non-diluted basis); or the grant to any one employee, director and/or consultant, which provides investor relations services, within any 12-month period, of options reserving for issuance a number of common shares exceeding in the aggregate 2% of our issued and outstanding common shares (on a non-diluted basis).

Options granted under the stock option plan are non-transferable and are subject to a minimum vesting period of 36 months for management, and 12 months for non-executive board members, in each case with gradual and equal vesting on no less than a quarterly basis in the case of management and monthly in the case of non-executive board members. They are exercisable, subject to vesting and/or performance conditions, at a price equal to the highest closing price of the common shares on the TSXV, NASDAQ, or any other exchange on which the common shares are listed from time to time, on the day prior to the grant of such options. In addition, and unless otherwise provided for in the relevant agreement between us and the holder, options will also lapse upon termination of employment or the end of the business relationship with us except that they may be exercised for 90 days after termination, ceasing to hold office or the end of the business relationship (30 days for investor relations services employees), in each case to the extent that they will have vested on such date of termination of employment, end of the business relationship or ceasing to hold office, as applicable, except in the case of death, disability or retirement where this period is extended to 12 months.

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

Options for common shares representing 10% of our issued and outstanding common shares from time to time may be granted by the board under the stock option plan. As of the date of this annual report, there were 4,428,818 common shares reserved for issuance under the stock option plan and 2,989,381 options outstanding under the stock option plan.

Equity Incentive Plan

On May 22, 2013, our equity incentive plan was adopted by the board in order to, among other things, provide us with a share-related mechanism to attract, retain and motivate qualified directors, employees and consultants. The adoption of the equity incentive plan was initially approved by shareholders on June 27, 2013, and has been amended from time to time, as most recently amended on August 27, 2020, and approved by shareholders on September 30, 2020.

Eligible persons may participate in the equity incentive plan. “Eligible persons” under the equity incentive plan consist of any director, officer, employee, or consultant (as defined in the equity incentive plan) of our Company or a subsidiary. A participant is an eligible person to whom an award has been granted under the equity incentive plan. The equity incentive plan provides us with the option to grant to eligible persons bonus shares, restricted shares, restricted share units, performance share units, deferred share units and other share-based awards.

If, and for so long as our common shares are listed on the TSXV, no more than 2% of our issued and outstanding common shares may be granted to any one consultant or employee conducting investor relations activities in any 12-month period.

The board of directors has the discretion to determine that any unvested or unearned restricted share units, deferred share units, performance share units or other share-based awards or restricted shares subject to a restricted period outstanding immediately prior to the occurrence of a change in control will become fully vested or earned or free of restriction upon the occurrence of a change in control. The board may also determine that any vested or earned restricted share units, deferred share units, performance share units or other share-based awards will be cashed out based on the market price of our common shares as of the date a change in control is deemed to have occurred, or as of such other date as the board may determine prior to the change in control. Further, the board has the right to provide for the conversion or exchange of any restricted share unit, deferred share unit, performance share unit or other share-based award into or for rights or other securities in any entity participating in or resulting from the change in control.

The equity incentive plan is administered by the board of directors and the board has sole and complete authority, in its discretion, to determine the type of awards under the equity incentive plan relating to the issuance of common shares (including any combination of bonus shares, restricted share units, performance share units, deferred share units, restricted shares or other share-based awards) in such amounts, to such persons and under such terms and conditions as the board may determine, in accordance with the provisions of the equity incentive plan and the recommendations made by the GHR committee.

Subject to the adjustment provisions provided for in the equity incentive plan and the applicable rules and regulations of all regulatory authorities to which we are subject (including any stock exchange), the total number of common shares reserved for issuance pursuant to awards granted under the equity incentive plan will be equal to a number that if, and for so long as the common shares are listed on the TSXV, will not exceed the lower of (i) 10% of the issued and outstanding common shares as of June 24, 2021, and (ii) 10% of our issued and outstanding common shares from time to time which 10% includes common shares issuable pursuant to options issued under our stock option plan.

Other Forms of Compensation

Retirement Plans. We sponsor a voluntary Registered Retirement Savings Plan, or RRSP, matching program, which is open to all eligible employees, including NEOs, who reside in Canada. The RRSP matching program matches employees’ contributions up to a maximum of $1,500 per fiscal year for eligible employees who participate in the program. We have also implemented a 401K plan for US employees. Because of the small size of our current employee population in the US and to assure passage of anti-discrimination testing, the 401K plan has a “safe harbor” provision which provides a contribution of 3% of salary to the 401K accounts of all eligible US employees, including NEOs who reside in the US.

Other Benefits and Perquisites. Our executive employee benefit program also includes life, medical, dental and disability insurance. These benefits and perquisites are designed to be competitive overall with equivalent positions in comparable organizations. We do not have a pension plan for employees.

Compensation Governance

Compensation of our executive officers and directors is recommended to the board of directors by the GHR committee. In its review process, the GHR committee informally reviews executive and corporate performance on a quarterly basis, with input from management. Annually, the GHR committee conducts a more formal review and assessment of executive and corporate performance. During the fiscal year ended March 31, 2022, the GHR committee was composed of the following members: Mr. Olds (Chairman), Dr. Carter, Mr. Kavuru and Mr. Canan. Mr. Kavuru replaced Mr. Canan on the GHR committee in September 2021. The GHR committee establishes management compensation policies and oversees their general implementation. All members of the GHR committee have direct experience which is relevant to their responsibilities as GHR committee members. All GHR committee members are or have held senior executive or director roles within significant businesses in our industry, some also having public companies experience, and have a level of financial understanding which allows them to assess the costs versus benefits of compensation plans. The GHR committee’s members’ combined experience in our sector provides them with a good understanding of our success factors and risks, which are highly relevant to determining metrics for measuring success.

We do not believe that our compensation program results in unnecessary or inappropriate risk taking, including risks that are likely to have a material adverse effect on us. Payments of bonuses, if any, are not made unless performance goals are met.

Compensation Paid to Named Executive Officers

The following table sets forth the compensation information for our principal executive officer, and our two most highly compensated executive officers other than our principal executive officer (NEOs), during the fiscal years ended March 31, 2022, and 2021 respectively.

Name and Principal Position	Year	Salary ($)	Bonus ($)(3)	Stock Awards ($)	Option Awards ($)(1) (2)	Non-Equity Incentive Plans ($)	All Other Compensation ($)	Total Compensation ($)
Jan D’Alvise	March 31, 2022	445,161	—	—	1,153,680	175,000	—	1,773,841
President and CEO	March 31, 2021	428,040	153,750	—	—	—	—	581,790
Pierre Lemieux	March 31, 2022	303,091	—	—	506,704	95,657	—	905,453
COO	March 31, 2021	276,377	74,419	—	—	—	—	355,796
Brian Ford	March 31, 2022	326,883	—	—	506,704	13,958		847,545
CFO	March 31, 2021	190,605	—	—	—	—	—	190,605

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
(2)
The fair value of the option-based awards granted on November 11, 2021, was CAD$1.76.
(3)
The amounts paid for 2021 were retention bonuses.

Outstanding Equity Awards at March 31, 2022

The following tables provide information about the number and value of the outstanding option-based awards held by the NEOs as of March 31, 2022.

	Option awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price (CAD$) (1)	Option expiration date
Jan D’Alvise	65,625	—	—	$ 12.48	May 12, 2023
	32,250	—	—	$ 14.16	June 14, 2027
	21,500	—	—	$ 14.16	June 14, 2027
	113,281	—	—	$ 6.16	July 2, 2028
	28,263	—	—	$ 10.24	April 15, 2029
	96,488	—	—	$ 10.24	April 15, 2029
	111,251	55,624	55,624	$ 4.24	March 31, 2030
	54,625	600,875	600,875	$ 2.05	November 11, 2031
Pierre Lemieux	2,113	—	—	$ 36.00	June 1, 2022
	3,925	—	—	$ 15.92	May 30, 2023
	6,250	—	—	$ 13.20	February 24, 2027
	11,625	—	—	$ 14.16	June 14, 2027
	7,750	—	—	$ 14.16	June 14, 2027
	45,689	—	—	$ 6.16	July 2, 2028
	9,913	—	—	$ 10.24	April 15, 2029
	33,838	—	—	$ 10.24	April 15, 2029
	48,919	24,456	24,456	$ 4.24	March 31, 2030
	23,992	263,908	263,908	$ 2.05	November 11, 2031
Brian Ford	23,992	263,908	263,908	$ 2.05	November 11, 2031

Notes:

(1)
Canadian dollars.
(2)
The option awards listed in the table above vest with respect to 1/12 on each quarterly anniversary thereafter over the following three years, subject to the executive officer’s continuous service with us through the vesting date.

Employment Agreements with Named Executive Officers

Jan D’Alvise, President and CEO

On June 1, 2016, we entered into an executive employment agreement with Ms. D’Alvise. Pursuant to her executive employment agreement, Ms. D’Alvise’s annual base salary was set at $330,000 and she is eligible to receive annual performance bonuses based on a target amount of 50% of her annual base salary with a maximum of up to 80% of her annual base salary. In accordance with the terms and provisions of the executive employment agreement we entered into with Ms. D’Alvise, we may terminate the executive’s employment at any time for “good and sufficient cause”, as defined in the employment agreement, without notice or severance. We may terminate the executive’s employment at any time without cause or upon a change of control, as defined in our stock option plan, by providing the executive with sixty days’ notice of termination and payment equal to twelve months’ base salary plus any bonus payable. The executive may decide to resign from employment and must provide us with at least sixty days' advance written notice. The executive may decide to terminate employment with “good reason”, as defined in the executive employment agreement, and we are required to make payment equal to twelve months’ base salary plus any bonus payable.

Pierre Lemieux, COO

On September 26, 2017, we entered into an executive employment agreement with Dr. Lemieux. Pursuant to his executive employment agreement, Dr. Lemieux’s annual base salary was set at CAD$253,700 and he is eligible to receive annual performance bonuses of up to 40% of his annual base salary. In accordance with the terms and provisions of the executive employment agreement we entered into with Dr. Lemieux, we may terminate the executive’s employment at any time for “good and sufficient cause”, as defined in the employment agreement, without notice or severance. We may terminate the executive’s employment at any time without cause or upon a change of control, as defined in our stock option plan, by providing the executive with thirty days’ notice of termination and payment equal to twelve months’ base salary plus any bonus payable. The executive may decide to resign from employment and must provide us with at least sixty days' advance written notice. The executive may decide to terminate employment with “good reason”, as defined in the executive employment agreement, and we are required to make payment equal to twelve months of base salary.

Brian Ford, CFO

On September 13, 2021, we entered into an executive employment agreement with Mr. Ford. Pursuant to his executive employment agreement, Mr. Ford’s annual base salary was set at CAD$350,000 and he is eligible to receive annual performance bonuses of up to 40% of his annual base salary. In accordance with the terms and provisions of the executive employment agreement we entered into with Mr. Ford, we may terminate his employment at any time with cause. We may terminate the executive’s employment without cause by providing the executive employee, with either a payment equal to six months of base salary, plus two months of base salary for each completed year of service, to a maximum of twelve months in total, or a payment equal to twelve months of base salary in the event that such a termination occurs within three months following a change of control, as defined in our stock option plan. The executive may decide to resign from employment and must provide us with at least eight weeks of advance written notice.

Non-Executive Director Compensation

Our directors’ compensation consists of an annual fixed compensation of $60,000 for the chairman of the board and $35,000 for the other non-executive board members. In addition, the chairperson of the audit committee and the chairperson of the GHR committee receive additional compensation of $15,000 and $12,000, respectively, while members of the audit committee and the GHR committee receive additional compensation of $7,500 and $6,000, respectively. The directors are also entitled to a fee of $1,000 per non-regularly scheduled board meeting as well as a reimbursement for travelling and other reasonable expenses properly incurred by them in attending meetings of the board or any committee or in otherwise serving us, in accordance with our policy on travel and expenses.

Following their first election to our board of directors, non-executive directors are eligible to receive an initial equity grant of up to 150% of their annual cash retainer worth of stock options vesting monthly in equal installments over a 12-month period, subject to the other terms and conditions set forth under the heading “Stock Option Plan”. In addition to their initial grant, non-executive directors are eligible to receive an annual equity-based award equal to 100% of their total annual cash retainer vesting monthly in equal installments over a 12-month period. These awards will be granted at the same time that we are performing our annual performance review for our employees, subject to availability of common shares and subject to the terms and conditions described under the headings “Stock Option Plan” and “Equity Incentive Plan”. The level of these awards are intended to be consistent with equivalent awards by comparable companies obtained from our benchmarking exercise and in accordance with the recommendations obtained from our independent compensation consultant.

The total compensation for our non-executive directors during fiscal year ended March 31, 2022, was as follows:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Roderick N. Carter	82,500	—	74,096	—	—	—	156,596
Jean-Marie (John) Canan	60,000	—	74,096	—	—	—	134,096
Donald Olds	57,500	—	74,096	—	—	—	131,596
Vimal Kavuru	22,500	—	74,096	—	—	—	96,596
William Haseltine	7,500	—	74,096	—	—	—	81,596
Michael Derby	6,000	—	—	—	—	—	6,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Equity Compensation Plan Information

The following table sets forth certain information regarding the Company’s equity compensation plans as of March 31, 2022:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights (CAD$)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (stock option plan)(1):	2,989,381	$3.94	1,396,595
Equity compensation plans approved by security holders (equity incentive plan)(2):	—	$—	—
Equity compensation plans not approved by security holders (stock option plan):	—	$—	—
Equity compensation plans not approved by security holders (equity incentive plan):	—	$—	—
Total	2,989,381	$3.94	1,396,595

Notes:

(1)
A summary of certain material provisions of the Company’s stock option plan is available under “Item 11. Executive Compensation – Summary of our Compensation Programs – Stock Option Plan”.
(2)
The total number of common shares reserved for issuance under the Company’s equity incentive plan is limited by the number of options that are outstanding under the stock option plan such that the total number of common shares available for issuance under both stock-based compensation plans shall not exceed 4,428,818. A summary of certain material provisions of the Company’s equity incentive plan is available under “Item 11. Executive Compensation – Summary of our Compensation Programs – Equity Incentive Plan”.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding beneficial ownership of our common shares as of June 30, 2022 by each director and the executive officer identified above, and all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. All common shares have the same voting rights.

For the purposes of calculating percentage ownership, as of June 30, 2022, 44,494,193 common shares were issued and outstanding, and, for any individual who beneficially owns common shares represented by options exercisable within 60 days of June 30, 2022, these shares are treated as if outstanding for that person, but not for any other person.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Common Shares
Jan D’Alvise(2)	598,377	1.31%
Roderick N. Carter(3)	77,231	*
Jean-Marie (John) Canan(4)	62,031	*
Donald Olds(5)	42,308	*
Pierre Lemieux(6)	222,881	*
George Kottayil(7)	794,047	1.78%
Michael Derby	—	—
Vimal Kavuru(8)	3,830,326	8.61%
William Haseltine(9)	346,869	*
Brian Ford(10)	47,983	*
Directors and officers as a group (10 persons)	6,022,053	13.5%

* Less than 1%.

Notes:

(1)
Unless otherwise indicated, the address of each of the executive officers and directors named above is 3009 boul. de la Concorde East, Suite 102, Laval, Québec, Canada H7E 2B5
(2)
Includes 591,814 common shares that Jan D’Alvise may acquire through the exercise of share options within 60 days hereof, with exercise prices ranging between CAD$2.05 and CAD$14.16.
(3)
Includes 77,231 common shares that Roderick N. Carter may acquire through the exercise of share options within 60 days hereof, with exercise prices ranging between CAD$2.05 and CAD$38.40.
(4)
Includes 49,531 common shares that Jean-Marie (John) Canan may acquire through the exercise of share options within 60 days hereof, with exercise prices ranging between CAD$2.05 and CAD$14.16.
(5)
Includes 37,558 common shares that Donald Olds may acquire through the exercise of share options within 60 days hereof, with exercise prices ranging between CAD$2.05 and CAD$10.24. Includes 4,750 common shares held and controlled by Mr. Olds’ spouse, Ofra Aslan.
(6)
Includes 222,006 common shares that Pierre Lemieux may acquire through the exercise of share options within 60 days hereof, with exercise prices ranging between CAD$2.05 and CAD$15.92.
(7)
Includes 746,064 common shares beneficially owned indirectly through Kotayill Grace Pharma LLC and 47,983 common shares that George Kottayil may acquire through the exercise of share options within 60 days hereof, with exercise prices ranging between CAD$1.15 and CAD$2.05.

(8)
Includes 3,070,229 common shares owned by Shore Pharma LLC, of which Mr. Kavuru is the sole member, 746,064 common shares owned indirectly Kottayil Grace Pharma LLC, of which Mr. Kavuru is a manager, and 14,033 common shares that Vimal Kavuru may acquire through the exercise of share options within 60 days hereof, with exercise price of CAD$2.05.
(9)
Includes 14,033 common shares that William Haseltine may acquire through the exercise of share options within 60 days hereof, with an exercise price of CAD$2.05.
(10)
Includes 47,983 common shares that Brian Ford may acquire through the exercise of share options within 60 days hereof, with exercise prices ranging between CAD$1.15 and CAD$2.05.

To the best of our knowledge, other than as disclosed above, the only other beneficial owner of 5% or more of our outstanding common shares is Rajitha Grace Irrevocable Trust, 40 Bey Lea Road, Suite C202, Tom’s River, NJ, 08753, which beneficially owns 4,689,547 common shares, representing 10.55% of our issued and outstanding common shares

Changes in Control

There existed no change in control arrangements at March 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

Independent Directors

The board of directors determined that Mr. Canan, Dr. Carter, Michael Derby, William Haseltine, Vimal Kavuru, and Mr. Olds are independent within the meaning of NASDAQ Stock Market rules.

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

In carrying out its mandate, the board relies primarily on management to provide it with regular detailed reports on the operations of the Company and its financial position. The board reviews and assesses these reports and other information provided to it at meetings of the board and/or of its committees. At least annually, the board approves a strategic plan for the Company, taking into account, among other things, the opportunities and risks of the Company’s business, its risk appetite, emerging trends, and the competitive environment in the industry.

Position Descriptions

A written position description has been approved for the chairs of each committee of the board of directors. The primary role and responsibility of the chair of each committee of the board of directors is to: (i) in general, ensure that the committee fulfills its mandate, as determined by the board of directors and in accordance with the committee’s charter; (ii) chair meetings of the committee; (iii) report to the board of directors; and (iv) act as liaison between the committee and the board of directors and our management.

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

Code of Business Conduct and Ethics

The board of directors adopted a Code of Business Conduct and Ethics, or Code of Conduct, for our directors, officers and employees on May 31, 2007, as amended from time to time. Our Code of Conduct can be found on SEDAR at www.sedar.com and on our website on www.acastipharma.com. A copy of the Code of Conduct can also be obtained by contacting our corporate secretary. Since its adoption by the board of directors, any breach of the Code of Conduct must be brought to the attention of the board of directors by our CEO or other senior executives. No report has ever been filed which pertains to any conduct of a director or executive officer that constitutes a breach to our Code of Conduct.

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

The board of directors has also adopted a disclosure policy, insider trading policy, majority voting policy, management and board compensation policies, and a whistle blower policy.

In addition, under the Civil Code of Québec, to which we are subject as a legal person incorporated under the Business Corporations Act (Québec) (L.R.Q., c. S-31), a director must immediately disclose to the board any situation that may place him or her in a conflict of interest. Any such declaration of interest is recorded in the minutes of proceedings of the board of directors. In such instances, the director abstains, except if otherwise required, from the discussion and voting on the question. In addition, it is our policy that an interested director recuse himself or herself from the decision-making process pertaining to a contract or transaction in which he or she has an interest.

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

The selection of the nominees for the board of directors is made by the other members of the board, based on our needs and the qualities required for the board of directors, including ethical character, integrity and maturity of judgment of the candidates; the level of experience of the candidates; their ideas regarding the material aspects of our business; the expertise of the candidates in fields relevant to us while complementing the training and experience of the other members of the board of directors; the will and ability of the candidates to devote the necessary time to their duties to the board of directors and its committees; the will of the candidates to serve on the board of directors for numerous consecutive financial periods; and the will of the candidates to refrain from engaging in activities which conflict with the responsibilities and duties of a director. The board researches the training and qualifications of potential new directors which seem to correspond to the selection criteria of the board of directors and, depending on the results of said research, organizes meetings with the potential candidates.

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

The board of directors does not have a separate nominating committee and has not adopted any formal written director term limit policy. Proposed nominations of director candidates are evaluated by our GHR committee.

GHR Committee

The mandate of the GHR committee consists of the evaluation of the proposed nominations of senior executives and director candidates to our board of directors; recommending for board approval, if appropriate; revisions of our corporate governance practices and procedures; developing new charters for any new committees established by the board of directors; monitoring relationships and communication between management and the board of directors; monitoring emerging best practices in corporate governance and oversight of governance matters; and assessing the board of directors and its committees. The GHR committee is also in charge of establishing the procedures which must be followed by us to comply with applicable requirements of the TSXV and NASDAQ Stock Market regarding corporate governance.

The GHR committee has the responsibility of evaluating the compensation, performance incentives as well as the benefits granted to our management in accordance with their responsibilities and performance as well as to recommend the necessary adjustments to our board of directors. The GHR committee also reviews the amount and method of compensation granted to the directors. The GHR committee may retain an external firm in order to assist it during the execution of its mandate. The GHR committee considers time commitment, comparative fees, and responsibilities in determining compensation.

Periodic Assessments

The board of directors, its committees and each director are subject to periodic evaluations of their efficacy and contribution. The evaluation procedure consists of identifying any shortcomings and implementing adjustments proposed by directors at the beginning and during meetings of the board of directors and of each of its committees. Among other things, these adjustments deal with the level of preparation of directors, management and consultants employed by us, the relevance and sufficiency of the documentation provided to directors and the time allowed to directors for discussion and debate of items on the agenda.

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

Policies Regarding the Representation of Women on the Board and Among Executive Officers

We have not adopted a formal written policy regarding diversity amongst executive officers and members of the board of directors, including mechanisms for board renewal, in connection with, among other things, the identification and nomination of women directors. Nevertheless, we recognize that gender diversity is a significant aspect of diversity and acknowledge the important role that women with appropriate and relevant skills and experience can play in contributing to the diversity of perspective on the board of directors.

Rather than considering the level of representation of women for directorship and executive officer positions when making board or executive officer appointments, we consider all candidates based on their merit and qualifications relevant to the specific role. While we recognize the benefits of diversity at all levels within our organization, we do not currently have any targets, rules or formal policies that specifically require the identification, consideration, nomination, or appointment of candidates for directorship or executive management positions or that would otherwise force the composition of our board of directors and executive management team. Currently, we have one female director who is also our CEO.

Item 14. Principal Accounting Fees and Services Audit Fees

Our independent registered public accounting firm is KPMG LLP, Montréal, Québec, Canada, Auditor Firm ID: 85. “Audit fees” consist of fees for professional services for the audit of our annual financial statements, interim reviews, and fees related to securities filings. Audit fees for KPMG LLP were CAD $538,400 for the fiscal year ended March 31, 2022, and CAD $364,870 for the fiscal year ended March 31, 2021. Audit fees for the fiscal year ended March 31, 2022, include fees related to securities filings.

Audit-Related Fees

“Audit-related fees” consist of fees for professional services that are reasonably related to the performance of the audit or review of our financial statements, and which are not reported under “Audit Fees” above. KPMG LLP billed CAD nil for the fiscal year ended March 31, 2022, and CAD nil for the fiscal year ended March 31, 2021.

Tax Fees

“Tax fees” consist of fees for professional services for tax compliance, tax advice and tax planning. KPMG LLP billed CAD $28,595 for tax fees for the fiscal year ended March 31, 2022, and CAD $41,310 for tax fees for the fiscal year ended March 31, 2021. Tax fees include, but are not limited to, preparation of tax returns.

All Other Fees

“Other fees” include all other fees billed for professional services other than those mentioned hereinabove. KPMG LLP billed no fees under this category for the fiscal years ended March 31, 2022, and March 31, 2021.

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

4.6	Description of Securities (incorporated by reference to Exhibit 4.6 from Form 10-K filed with the Commission on June 21, 2022)

10.1

Prepayment Agreement, dated December 4, 2012, between Neptune Technologies & Bioressources Inc. and Acasti Pharma Inc. (incorporated by reference to Exhibit 99.1 from Form 6-K (File No. 001-35776) filed with the Commission on October 29, 2013)

10.2	Acasti Pharma Inc., Equity Incentive Plan, as amended August 27, 2020 (incorporated by reference to Exhibit 10.3 from Form 10-K filed with the Commission on June 21, 2021).

10.3	Acasti Pharma Inc., Stock Option Plan, as amended June 24, 2021 (incorporated by reference to Exhibit 10.3 from Form 10-K filed with the Commission on June 21, 2022).

10.4	Employment Agreement with Jan D’Alvise, dated May 11, 2015 (incorporated by reference to Exhibit 10.6 from Form F-1 (File No. 333- 220755) filed with the SEC on September 29, 2017)

10.5	Employment Agreement with Pierre Lemieux, dated September 26, 2017 (incorporated by reference to Exhibit 10.7 from Form F-1 (File No. 333-220755) filed with the SEC on September 29, 2017)

10.6	Employment Agreement with Brian Ford dated September 23, 2021.

23.1	Consent of KPMG LLP, an Independent Registered Public Accounting Firm. (incorporated by reference to Exhibit 23.1 from Form 10-K filed with the Commission on June 21, 2022).

31.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.1 from Form 10-K filed with the Commission on June 21, 2022).

31.2

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.2 from Form 10-K filed with the Commission on June 21, 2022).

31.3(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.4(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1

Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 from Form 10-K filed with the Commission on June 21, 2022).

32.2

Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 from Form 10-K filed with the Commission on June 21, 2022).

32.3(1)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4(1)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)
Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No.1 to the registrant’s Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 29, 2022
ACASTI PHARMA INC.

	By:	/s/ Janelle D’Alvise
	Name:	Janelle D’Alvise
Title: President and Chief Executive Officer and
Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Janelle D’Alvise	President and Chief Executive Officer and Director	July 29, 2022
Janelle D’Alvise	(Principal Executive Officer)

/s/ Brian Ford	Chief Financial Officer	July 29, 2022
Brian Ford	(Principal Financial Officer and Principal Accounting Officer)
/s/ Dr. Roderick N. Carter	Director	July 29, 2022
Dr. Roderick N. Carter

/s/ Jean-Marie (John) Canan	Director	July 29, 2022
Jean-Marie (John) Canan

/s/ Donald Olds	Director	July 29, 2022
Donald Olds

/s/Vimal Kavuru	Director	July 29, 2022
Vimal Kavuru

	Director	July 29, 2022
William Haseltine

/s/Michael L.Derby	Director	July 29, 2022
Michael L.Derby