Form 10-Q
period 2022-06-30
Acasti Pharma Inc.
filed 2022-08-11
CIK 1444192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________

FORM 10-Q

______________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

The number of outstanding common shares of the registrant, no par value per share, as of August 11, 2022, was 44,494,193.

ACASTI PHARMA INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2022

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains information that may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and forward-looking information within the meaning of Canadian securities laws, both of which we refer to in this quarterly report as forward-looking statements. Forward-looking statements can be identified by the use of terms such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “intend”, “estimate”, “predict”, “potential”, “continue” or other similar expressions concerning matters that are not statements about the present or historical facts. Forward-looking statements in this quarterly report include, among other things, information or statements about:

•
our ability to build a premier, late-stage specialty pharmaceutical company focused on rare and orphan disease and on developing and commercializing products that improve clinical outcomes using our novel drug delivery technologies;
•
our ability to apply new proprietary formulations to existing pharmaceutical compounds to achieve enhanced efficacy, faster onset of action, reduced side effects, and more convenient drug delivery that can result in increased patient compliance;
•
the potential for our drug candidates to receive orphan drug designation from the U.S. Food and Drug Administration (“FDA”) or regulatory approval under the Section 505(b)(2) regulatory pathway under the Federal Food, Drug and Cosmetic Act;
•
the future prospects of our GTX-104 drug candidate, including but not limited to GTX-104’s potential to be administered to improve the management of hypotension in patients with subarachnoid hemorrhage (“SAH”); GTX-104’s potential to reduce the incidence of vasospasm in SAH patients resulting in better outcomes; GTX-104’s potential to provide improved bioavailability and the potential for reduced use of rescue therapies, such as vasopressors in patients with SAH; and the timing and outcome of the Phase 3 safety study for GTX-104; our ability to ultimately file a new drug application (“NDA”) for GTX-104 under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act; and the timing and ability to receive FDA approval for marketing GTX-104;
•
the future prospects of our GTX-101 drug candidate, including but not limited to GTX-101’s potential to be administered to postherpetic neuralgia (“PHN”) patients to treat the severe nerve pain associated with the disease; assumptions about the biphasic delivery mechanism of GTX-101, including its potential for rapid onset and continuous pain relief for up to eight hours; and the timing and outcomes of single ascending dose/multiple ascending dose PK bridging studies, and a Phase 2 and Phase 3 efficacy and safety studies; the timing of an NDA filing under Section 505(b)(2) for GTX-101; and the timing and ability to receive FDA approval for marketing GTX-101;
•
the future prospects of our GTX-102 drug candidate, including but not limited to GTX-102’s potential to provide clinical benefits to decrease symptoms associated with Ataxia Telangiectasia (“A-T”); GTX-102’s potential ease of drug administration; the timing and outcomes of a PK bridging study and a Phase 3 efficacy and safety study for GTX-102; the timing of an NDA filing under Section 505(b)(2) in connection with GTX-102; and the ability to receive FDA approval for marketing GTX-102;
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
•
our strategy, future operations, prospects and the plans of our management with a goal to enhance shareholder value following our recent merger with Grace Therapeutics Inc. (“Grace”);
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
•
Lawsuits have been filed against us and members of our board of directors challenging the Grace merger, and other lawsuits may be filed and any adverse ruling in any such lawsuit may result in an award of damages against us.
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

Condensed Consolidated Interim Financial Statements of
(Unaudited)

ACASTI PHARMA INC.

Three Months ended June 30, 2022 and 2021

ACASTI PHARMA INC.

Condensed Consolidated Interim Balance Sheet

(Unaudited)

		June 30, 2022	March 31, 2022
(Expressed in thousands of U.S. dollars except share data)	Notes	$	$
Assets

Current assets:
Cash and cash equivalents		38,377	30,339
Short-term investments	5	16	13,322
Receivables		964	548
Assets held for sale	6	352	352
Prepaid expenses		1,539	720
Total current assets		41,248	45,281

Right of use asset		819	315
Equipment		90	250
Intangible assets	4	69,810	69,810
Goodwill	4	12,964	12,964
Total assets		124,931	128,620

Liabilities and shareholders’ equity
Current liabilities:
Trade and other payables		3,062	3,156
Lease liability		645	104
Total current liabilities		3,707	3,260

Derivative warrant liabilities		—	10
Lease Liability		174	191
Deferred tax liability		16,647	16,889
Total liabilities		20,528	20,350

Shareholders’ equity:
Common shares	4,7(a)	258,185	257,990
Additional paid-in capital		12,618	12,154
Accumulated other comprehensive loss		(6,039)	(6,037)
Accumulated deficit		(160,361)	(155,837)
Total shareholder’s equity		104,403	108,270

Commitments and contingencies	12

Total liabilities and shareholders’ equity		124,931	128,620

See accompanying notes to unaudited Interim financial statements.

ACASTI PHARMA INC.

Condensed Consolidated Interim Statements of Loss and Comprehensive Loss

(Unaudited)

Three Months ended June 30, 2022 and 2021

		Three-month ended
		June 30, 2022	June 30, 2021
(Expressed in thousands of U.S dollars, except per share data)	Notes	$	$

Operating expenses
Research and development expenses, net of government assistance	8	(2,590)	(469)
General and administrative expenses		(1,919)	(2,676)
Sales and marketing expenses		(221)	—
Loss from operating activities		(4,730)	(3,145)
Financial income (expenses)	9	(36)	27
Loss before income tax recovery		(4,766)	(3,118)

Income tax recovery		242	—

Net loss and total comprehensive loss		(4,524)	(3,118)

Basic and diluted loss per share		(0.10)	(0.12)

Weighted average number of shares outstanding		44,328,049	26,046,950

See accompanying notes to unaudited interim financial statements

ACASTI PARMA INC.

Condensed Consolidated Interim Statements of Changes in Shareholder’s Equity

(Unaudited)

Three Months ended June 30, 2022 and 2021

		Common Shares
(Expressed in thousands of U.S. dollars except share data)	Notes	Number	Dollar	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
			$	$	$	$	$
Balance, March 31, 2022	1	44,288,183	257,990	12,154	(6,037)	(155,837)	108,270
Net loss and total comprehensive loss for the period		—	—	—	—	(4,524)	(4,524)
Cumulative translation adjustment		—	—	—	(2)	—	(2)
Net proceeds from shares issued under the at-the-market (ATM) program		206,010	195	—	—	—	195
Stock based compensation	10	—	—	464	—	—	464
Balance at June 30, 2022		44,494,193	258,185	12,618	(6,039)	(160,361)	104,403

		Common Shares
(Expressed in thousands of US dollars except for share data)	Notes	Number	Dollar	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
			$	$	$	$	$
Balance, March 31, 2021		26,046,950	197,194	10,817	(6,333)	(146,018)	55,660
Net loss and total comprehensive loss for the period		—	—	—	—	(3,118)	(3,118)
Cumulative translation adjustment		—	—	—	762	—	762
Stock based compensation	10	—	—	153	—	—	153
Balance at June 30, 2021		26,046,950	197,194	10,970	(5,571)	(149,136)	53,457

ACASTI PHARMA INC.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

Three Months ended June 30, 2022 and 2021

		Three Months ended
		June 30, 2022	June 30, 2021
(thousands of U.S. dollars)	Notes	$	$
Cash flows used in operating activities:
Net loss for the period		(4,524)	(3,118)
Adjustments:
Depreciation of equipment		167	—
Stock-based compensation	10	464	153
Change in fair value of warrant liabilities		(10)	(643)
Income tax recovery		(242)	—
Unrealized foreign exchange (gain) loss		(10)	740
Changes in non-cash working capital items	11	(1,271)	(533)
Net cash used in operating activities		(5,426)	(3,401)

Cash flows from (used in) investing activities:
Acquisition of equipment		(7)	—
Acquisition of short-term investments		(16)	(8,301)
Maturity of short-term investment		13,281	1,374
Net cash from (used in) investing activities		13,258	(6,927)

Cash flows from (used in) financing activities:
Net proceeds from issuance of common shares under the at-the-market (ATM)	(7a)	195	—
Net cash from (used in) financing activities		195	—

Effect of exchange rate fluctuations on cash and cash equivalents		(40)	(511)
Translations effects on cash and cash equivalents related to reporting currency		51	872

Net increase (decrease) in cash and cash equivalents		8,038	(9,967)
Cash and cash equivalents, beginning of period		30,339	50,942
Cash and cash equivalents, end of period		38,377	40,975

Cash and cash equivalents are comprised of:
Cash		38,377	40,975
Cash equivalents		—	—

See accompanying notes to unaudited interim financial statements.

ACASTI PHARMA INC.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

(Expressed in thousands of U.S. dollars except share data)

Three Months ended June 30, 2022 and 2021

1. Nature of operation

Acasti Pharma Inc. (“Acasti” or the “Corporation”) is incorporated under the Business Corporations Act (Québec) (formerly Part 1A of the Companies Act (Québec)). The Corporation is domiciled in Canada and its registered office is located at 3009 boul. de la Concorde East, Suite 102, Laval, Québec, Canada H7E 2B5.

In August 2021, the Corporation completed the acquisition via a share-for-share merger of Grace Therapeutics, Inc. (“Grace”), a privately held emerging biopharmaceutical company focused on developing innovative drug delivery technologies for the treatment of rare and orphan diseases. The post-merger Corporation is focused on building a late-stage specialty pharmaceutical company specializing in rare and orphan diseases and developing and commercializing products that improve clinical outcomes using our novel drug delivery technologies. The Corporation seeks to apply new proprietary formulations to existing pharmaceutical compounds to achieve enhanced efficacy, faster onset of action, reduced side effects, more convenient delivery and increased patient compliance; all of which could result in improved patient outcomes. The active pharmaceutical ingredients chosen by the Corporation for further development may be already approved in the target indication or could be repurposed for use in new indications.

The Corporation has incurred operating losses and negative cash flows from operations in each year since its inception. The Corporation expects to incur significant expenses and continued operating losses for the foreseeable future. The Corporation expects its expenses will increase substantially in connection with its ongoing activities, particularly as it advances clinical development for the first three drug candidates in the Corporation’s pipeline; continues to engage contract manufacturing organizations (“CMOs”) to manufacture its clinical study materials and to ultimately develop large-scale manufacturing capabilities in preparation for commercial launch; seeks regulatory approval for its drug candidates; and adds personnel to support its drug product development and future drug product launch and commercialization.

The Corporation does not expect to generate revenue from product sales unless and until it successfully completes drug development and obtains regulatory approval, which the Corporation expects will take several years and is subject to significant uncertainty. To date, the Corporation has financed its operations primarily through public offerings and private placements of its common shares, warrants and convertible debt and the proceeds from research tax credits. Until such time that the Corporation can generate significant revenue from drug product sales, if ever, it will require additional financing, which is expected to be sourced from a combination of public or private equity or debt financings or other non-dilutive sources, which may include fees, milestone payments and royalties from collaborations with third parties. Arrangements with collaborators or others may require the Corporation to relinquish certain rights related to its technologies or drug product candidates. Adequate additional financing may not be available to the Corporation on acceptable terms, or at all. The Corporation’s inability to raise capital as and when needed would have a negative impact on its financial condition and its ability to pursue its business strategy.

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

Functional currency

On April 1, 2022, the Corporation’s functional currency was changed from the Canadian dollar to the US dollar. This change is reflected prospectively in the Corporation’s financial statements.

FASB ASC Topic 830, “Functional Currency Matters,” requires a change in functional currency to be reported as of the date it is determined there has been a change, and it is generally accepted practice that the change is made at the start of the most recent period that approximates the date of the change. Management determined it would enact this change effective on April 1, 2022. While the change was based on a factual assessment, the determination of the date of the change required management’s judgement given the change in the Corporations primary economic and business environment, which has evolved over time. As part of management’s functional currency assessment, changes in economic facts and circumstances were considered. This included analysis of changes in: impact of the merger with Grace Therapeutics, management of operations, and in the composition of cash and short term investment balances. Additionally, budgeting is in USD, whereas this was previously performed in CAD. The Corporations cash outflows consist primarily of USD cash balances and less of CAD, as also reflected in the budget.

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

Estimates and assumptions include the measurement of derivative warrant liabilities (note 7), stock-based compensation (note 10), assets held for sale (note 6), supply agreement (note 12), valuation of intangibles (note 4). Estimates and assumptions are also involved in measuring the accrual of services rendered with respect to research and development expenditures at each reporting date, including whether contingencies should be accrued for, as well as in determining which research and development expenses qualify for investment tax credits and in what amounts. The Corporation recognizes the tax credits once it has reasonable assurance that they will be realized. Recorded tax credits are subject to review and approval by tax authorities and, therefore, could be different from the amounts recorded.

3. Recent accounting pronouncements

The Corporation has considered recent accounting pronouncements and concluded that they are either not applicable to the business or that the effect is not expected to be material to the consolidated financial statements as a result of future adoption.

4. Intangible assets

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

Intangible assets of $69,810 relate to the value of IPR&D, related to Grace’s therapeutic pipeline, consisting of three unique clinical stage programs/assets supported by intellectual property, the value of which has been attributed as follows:

$
Intangible assets – in-process research and development
GTX-104	27,595
GTX-102	31,908
GTX-101	10,307
Total	69,810

5. Short-term investments

The Corporation holds various marketable securities, with maturities greater than 3 months at the time of purchase, as follows:

	June 30, 2022	March 31, 2022
	$	$
Term deposits issued in US currency earning interest at 0.20% and maturing on April 1, 2022	—	11,893
Term deposits issued in CAD currency earning interest at ranges between 0.50% and 0.58% and maturing on various dates from April 1, 2022 to March 30, 2023	16	1,429
Total short-term investments	16	13,322

6. Assets held for sale

During the period, the Corporation determined to actively market for sale Other assets and Production equipment and has met the criteria for classification of assets held for sale:

	June 30, 2022	March 31, 2022
		Reclassed as explained below
	$	$
Other assets (a)	195	195
Production equipment (b)	157	157
	352	352

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

b. Production equipment

June 30, 2022	Cost, net of impairment	Accumulated depreciation	Net book value
	$	$	$
Production equipment	1,179	(1,022)	157
	1,179	(1,022)	157

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

During the three months ended June 30, 2022, the Corporation reclassed the following assets from assets held for sale as they no longer met the criteria of such classification.

	Cost, net of impairment	Accumulated depreciation	Net book value reclassed from held for sale
	$	$	$
Furniture and office equipment	17	(5)	12
Computer equipment	94	(6)	88
Laboratory equipment	585	(435)	150
	696	(446)	250

Furthermore, depreciation expense of $167 was recognized related to the period from the date that the assets were classified as held for sale until the end of the current period. The reclassification from held for sale to equipment was reflected on the comparative balance sheet.

7. Capital and other components of equity

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

On November 10, 2021, the Corporation filed a prospectus supplement relating to its at-the-market program with B. Riley, Oppenheimer& Co. Inc. and H.C. Wainwright & Co., LLC acting as agents. Under the terms of the ATM Sales Agreement and the prospectus supplement, the Corporation may issue and sell from time-to-time common shares having an aggregate offering price of up to $75,000,000 through the agents. The common shares will be distributed at market prices prevailing at the time of the sale and, as a result, prices may vary between purchasers and during the period of distribution. The volume and timing of sales under the ATM program, if any, will be determined at the sole discretion of the Corporation’s board of directors and management. Costs incurred relating to prospectus supplement were $198 and are included in General and administrative expenses during the three and nine months ending December 31, 2021.

During the three months ended June 30, 2022 206,010 common shares were sold for total net proceeds of approximately $195 with commissions, legal expenses and costs related to the share sale amounting to $6. The common shares were sold at the prevailing market prices, which resulted in an average price of approximately $0.97 per share. During the three months ended June 30, 2021, no common shares were sold under the ATM program.

(b)
Warrants

The outstanding warrants of the Corporation are composed of the following as at June 30, 2022, and March 31, 2022:

	June 30, 2022		March 31, 2022
	Number outstanding	Amount	Number outstanding	Amount
		$		$
Liability
May 2018 Canadian public offering warrants (i)	824,218	—	824,218	10
December 2017 U.S. public offering warrants (ii)	884,120	—	884,120	—
	1,708,338	—	1,708,338	10

Equity
December 2017 US public offering broker warrants (iii)	32,390	161	32,390	161
	32,390	161	32,390	161

(i) Warrants to acquire one common share at an exercise price of CAD $10.48, expiring on May 9, 2023.

(ii) Warrants to acquire one common share at an exercise price of $10.08, expiring on December 27, 2022.

(iii) Warrants to acquire one common share at an exercise price of $10.10, expiring on December 19, 2022.

8. Government assistance

Government assistance is comprised of a government grant from the Canadian federal government and research and development investment tax credits receivable from the Québec provincial government, which relate to qualifiable research and development expenditures under the applicable tax laws. The amounts recorded as receivables are subject to a government tax audit and the final amounts received may differ from those recorded. For the three months ended June 30, 2022 and 2021, the Corporation recorded $190 and $nil, respectively, as a reduction of research and development expenses in the Statement of Loss and Comprehensive Loss.

9. Net financial income

	Three Months ended
	June 30, 2022	June 30, 2021
	$	$
Foreign exchange gain (loss)	(78)	(755)
Change in fair value of warrant liabilities	10	643
Interest income and bank charges	—	20
Other income	32	119
Financial income (expenses)	(36)	27

10. Stock-based compensation:

At June 30, 2022, the Corporation has in place a stock option plan for directors, officers, employees, and consultants of the Corporation (“Stock Option Plan”). An amendment of the Stock Option Plan was approved by shareholders on August 26, 2021. The amendment provides for an increase to the existing limits for common shares reserved for issuance under the Stock Option Plan as well as certain changes to the minimum vesting period applicable to options granted to directors under the Stock Option Plan.

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

The following table summarizes information about activities within the Stock Option Plan for the three month period ended:

	June 30, 2022		June 30, 2021
	Weighted average exercise price	Number of options	Weighted average exercise price	Number of options
	CAD$		CAD$
Outstanding at beginning of period	3.94	2,989,381	8.33	911,871
Granted	1.15	1,262,500	—	—
Exercised	—	—	—	—
Forfeited	7.66	(22,263)	10.35	(7,995)
Expired	36.00	(2,113)	—	—
Outstanding at end of period	3.07	4,227,505	8.32	903,876

Exercisable at end of period	6.49	1,197,835	9.13	672,081

The fair value of options granted was estimated using the Black-Scholes option pricing model, resulting in the following weighted average assumptions for the options granted:

	Three Months ended
	June 30, 2022
		$
Exercise price	CAD $	1.15
Share price	CAD $	1.15
Weighted average grant-date fair value per award	CAD $	0.99
Volatility		117.47%
Risk-free interest rate		3.29%
Expected life		5.81
Dividend		—

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

Compensation expense recognized under the Stock Option Plan for the three months ended June 30, 2022 and 2021 was as follows:

	Three Months ended
	June 30, 2022	June 30, 2021
	$	$
Research and development expenses	158	50
General and administrative expenses	282	103
Sales and marketing expenses	24	—
	464	153

11. Supplemental cash flow disclosure

(a) Changes in non-cash operating items

	Three Months ended
	June 30, 2022	June 30, 2021
	$	$
Receivables	(434)	93
Prepaid expenses	(839)	(653)
Trade and other payables	2	27
	(1,271)	(533)

12. Commitments and contingencies

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

Supply contract

On October 25, 2019, the Corporation signed a supply agreement with Aker Biomarine Antartic. (“Aker”) to purchase raw krill oil product for a committed volume of commercial starting material for CaPre for a total fixed value of $3.1 million. As at June 30, 2022, the remaining balance of the commitment with Aker amounts to $2.8 million. During the second calendar quarter of 2022, Aker informed the Corporation that Aker believed it had satisfied the terms of the supply agreement as to their ability to deliver the remaining balance of krill oil product, and that the Corporation was therefore required to accept the remaining product commitment and to pay Aker the $2.8 million balance. The Corporation disagrees with Aker’s position and believes that Aker is not entitled to further payment under the supply agreement. Accordingly, no liability has been recorded. The dispute was unresolved as of June 30, 2022, and remains unresolved. There is uncertainty as to whether the Corporation will be required to make further payment to Aker in connection with the dispute. Additionally, in the event the Corporation is required to accept delivery from Aker of the remaining balance of krill oil product under the supply agreement, there is uncertainty as to whether the Corporation can recover value from the product, which may result in the Corporation incurring a loss on the supply agreement in the near term.

Legal proceedings and disputes

In the ordinary course of business, the Corporation is at times subject to various legal proceedings and disputes. The Corporation assess its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Corporation will incur a loss and the amount of the loss can be reasonably estimated, the Corporation records a liability in its consolidated financial statements. These legal contingencies may be adjusted to reflect any relevant developments. Where a loss is not probable or the amount of loss is not estimable, the Corporation does not accrue legal contingencies. While the outcome of legal proceedings is inherently uncertain, based on information currently available, management believes that it has established appropriate legal reserves. Any incremental liabilities arising from pending legal proceedings are not expected to have a material adverse effect on the Corporation’s financial position, results of operations, or cash flows. However, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Corporation’s financial position, results of operations, or cash flows. No reserves or liabilities have been accrued as at June 30, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This management’s discussion and analysis (“MD&A”) is presented in order to provide the reader with an overview of the financial results and changes to our balance sheet as at June 30, 2022, and for the three-month period then ended. This MD&A also explains the material variations in our results of operations, balance sheet and cash flows for the three months ended June 30, 2022 and 2021.

Market data, and certain industry data and forecasts included in this MD&A were obtained from internal corporation surveys and market research and those conducted by third parties hired by us, publicly available information, reports of governmental agencies and industry publications, and independent third-party surveys. We have relied upon industry publications as our primary sources for third-party industry data and forecasts. Industry surveys, publications and forecasts generally state that the information they contain has been obtained from sources believed to be reliable, but that the accuracy and completeness of that information is not guaranteed. We have not independently verified any of the data from third-party sources or the underlying economic assumptions they have made. Similarly, internal surveys, industry forecasts and market research, which we believe to be reliable based upon our management’s or contracted third parties’ knowledge of our industry, have not been independently verified. Our estimates involve risks and uncertainties, including assumptions that may prove not to be accurate, and these estimates and certain industry data are subject to change based on various factors, including those discussed in this quarterly report and in our most recently filed annual report on Form 10-K.

This MD&A, approved by the Board of Directors on August 11, 2022, should be read in conjunction with our unaudited condensed consolidated interim financial statements for the three months ended June 30, 2022 and 2021 included elsewhere in this quarterly report. Our interim financial statements were prepared in accordance with U.S. GAAP.

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

The successful completion of the merger positions Acasti to build a premier, late-stage specialty pharmaceutical company focused on developing and commercializing products for rare and orphan diseases that have the potential to improve clinical outcomes by using the Company’s novel drug delivery technologies. We seek to apply new proprietary formulations to approved and marketed pharmaceutical compounds to achieve enhanced efficacy, faster onset of action, reduced side effects, and more convenient drug delivery and increased patient compliance; all of which could result in improved patient outcomes. The active pharmaceutical ingredients chosen by Acasti for further development may be already approved in a target indication or could be repurposed for use in new indications.

The existing well understood efficacy and safety profiles of these marketed compounds provides the opportunity for us to utilize the Section 505(b)(2) regulatory pathway under the Federal Food, Drug and Cosmetic Act (the “FFDCA”) for the development of our reformulated versions of these drugs, and therefore may provide a potentially shorter path to regulatory approval. Under Section 505(b)(2), if sufficient support of a product’s safety and efficacy either through previous FDA experience or sufficiently within the scientific literature can be established, it may eliminate the need to conduct some of the early studies that new drug candidates might otherwise require.

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

Rare disorders represent an attractive area for drug development, and there remains an opportunity for Acasti to utilize already approved drugs that have established safety profiles and clinical experience to potentially address significant unmet medical needs. A key advantage of pursuing therapies for rare disorders is the potential to receive orphan drug designation (“ODD”) from the FDA. ODD provides for seven years of marketing exclusivity in the United States post-launch, provided certain conditions are met, and the potential for faster regulatory review. Rare diseases also allow for more manageably scaled clinical trials and provide market opportunities that may require a smaller, more targeted commercial infrastructure.

The specific diseases targeted for drug development by Acasti are well understood although these patient populations may remain poorly served by available therapies or in some cases approved therapies do not yet exist. We aim to effectively treat debilitating symptoms that result from these underlying diseases.

Our three most advanced programs are:

•
GTX-104, an IV formulation of nimodipine designed to treat Subarachnoid Hemorrhage (“SAH”), a rare brain disorder for which we have completed multiple pharmacokinetic (“PK”) studies, most recently a successful PK bridging study was completed in May 2022. SAH is a central nervous system condition that causes acute bleeding on the surface of the brain as the result of a ruptured aneurysm and requires immediate medical attention to prevent long-term disability or death. GTX-104 could be administered to improve the management of hypotension and reduce the incidence of vasospasm in SAH patients and potentially lead to better patient outcomes.

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

Our management team possesses significant experience in drug formulation and drug delivery research and development, clinical and pharmaceutical development and manufacturing, regulatory affairs, and business development, as well as being well-versed in late-stage drug development and commercialization. The Acasti team has been collectively involved in the development and approval of numerous successfully marketed drugs, including TORADOL™, NAPROSYN™, ANDROGEL™, SUBSYS™, MARINOL™, KEPPRA XR™, CLARITIN®, EUFLEX®, EFFEXOR®, SONATA®, ATIVAN®, RD-HEPARIN®, RAPAMUNE®, ETODOLAC, ARICEPT®, CARDIZEM®, DEFLAZACORT®, AND MACIMORELIN®.

The table below summarizes planned key fiscal 2023 milestones for our three clinical drug candidates:

GTX-104 Overview

Nimodipine was granted FDA approval in 1988, and is the only drug approved to improve neurological outcomes in SAH. It is only available in the United States as a generic oral capsule and as a branded oral liquid solution called NYMALIZE™, which is manufactured and sold by Arbor Pharmaceuticals (acquired in September 2021 by Azurity Pharmaceuticals). Nimodipine has poor water solubility and high permeability characteristics as a result of its high lipophilicity. Additionally, orally administered nimodipine has dose-limiting side-effects such as hypotension, poor absorption and low bioavailability resulting from high first-pass metabolism, and a narrow administration window as food effects lower bioavailability significantly. Due to these issues, blood levels of orally administered nimodipine can be highly variable, making it difficult to manage blood pressure in SAH patients. Nimodipine capsules are also difficult to administer, particularly to unconscious patients or those with impaired ability to swallow. Concomitant use with CYP3A inhibitors is contraindicated (NIMODIPINE Capsule PI).

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

Key Benefits: Novel nanoparticle technology facilitates aqueous formulation of insoluble nimodipine and enables a safe, standard peripheral IV infusion:

•
Potential for better management of hypotension

•
100% bioavailability
•
Eliminates food effects that impact the absorption of the oral form of nimodipine
•
Lower inter and intra-subject variability

GTX-104 could provide a more convenient mode of administration as compared to generic nimodipine capsules or NYMALIZE™ GTX-104 is peripherally infused every four hours as compared to oral administration via a nasogastric tube in unconscious patients every two to four hours for both NYMALIZE™ solution and nimodipine capsules. Therefore, GTX-104 could be considered as a major contribution to patient care by potentially reducing the dosing frequency, and the associated nursing burden. More convenient and less frequent dosing can also reduce the risk of medication errors. In addition, two PK studies conducted with GTX-104 have shown that it has the potential to provide improved bioavailability and lower intra-subject variability compared to oral administration (see chart below). Because of its IV formulation, we also expect it to reduce certain drug-drug interactions and food effects.

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

In contrast to more common types of stroke in elderly individuals, SAH often occurs at a relatively young age, with approximately half the affected patients younger than 60 years old (Becske, 2018). Particularly devastating for patients younger than 45, around 10% to 15% of aneurysmal SAH (“aSAH”) patients die before reaching the hospital (Rinkel, 2016), and those who survive the initial hours post hemorrhage are admitted or transferred to tertiary care centers with high risk of complications, including rebleeding and delayed cerebral ischemia (“DCI”). Systemic manifestations affecting cardiovascular, pulmonary, and renal function are common and often complicate management of DCI. Approximately 70% of aSAH patients experience death or a permanent dependence on family members, and half die within one month after the hemorrhage. Of those who survive the initial month, half remain permanently dependent on a caregiver to maintain daily living (Becske, 2018).

We estimate that approximately 53,596 individuals experience aSAH each year. The total addressable market for SAH is approximately $300 million in the U.S., and an estimated 50,000 patients in the European Union based on annual inpatient admissions and the average length-of-stay.

GTX-104 Near Term Milestones: Conduct Phase 3 Safety Study

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

The bioavailability of oral nimodipine capsules observed was only 8% compared to 100% for IV GTX-104. Consequently, about one-twelfth the amount of nimodipine is delivered with GTX-104 to achieve the same blood levels as with the oral capsules.

No serious adverse events and no adverse events leading to withdrawal were reported during the study.

Next Step – Initiate Phase 3 Safety Study for GTX-104

We plan to submit the final PK bridging study report to the FDA in calendar Q3, 2022. We also intend to request a Type C meeting with the FDA to get the agency’s guidance on our proposed phase 3 study design. We expect to receive that guidance by the end of 2022 or early in the first calendar quarter of 2023. This should allow us to initiate the Phase 3 Safety Study and enroll the first patient in the first half of 2023. The study is expected to take about 18 months to complete, and we expect this safety study to be the final clinical step required to seek approval under the 505(b)(2) regulatory pathway. Before submitting a New Drug Application to the FDA, Acasti plans to hold a pre-NDA meeting to enhance the likelihood of market approval.

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

GTX-102 - R&D and Clinical Studies to Date

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

We plan to initiate a PK bridging study of our proprietary concentrated oral spray as compared to the oral liquid solution of betamethasone used in the Zannolli study and against the injectable form of betamethasone that is approved in the U.S. in the third calendar quarter of 2022. We expect to report the results of this study before the end of 2022. Assuming the PK bridging study meets its primary endpoint, we plan to conduct a confirmatory Phase 3 safety and efficacy trial in A-T patients, and plan to seek guidance from the FDA on the study design at a Type B meeting. The Phase 3 study is expected to be initiated in the second half of 2023. If both studies meet their primary endpoints, a Pre-NDA meeting and an NDA filing under Section 505(b)(2) would follow.

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

GTX-101: Superior Value Proposition *vs.* Lidocaine Patches

More convenient application *vs.* patches

- **Easy to use** (no peeling and cutting patches to size)
- Film dries rapidly < 2 mins
- **Stays on** better than patches; can get wet and exercise 2 hours after application
- Ability to **cover areas where a patch is uncomfortable** (e.g., face and scalp)

Innovative formulation of bupivacaine

- More **potent** analgesic than lidocaine
- **Faster onset** vs. lidocaine
- **Longer acting** vs. lidocaine
- **Well understood** and efficacious; **strong KOL support** for bupivacaine
- Local delivery avoids systemic effects of oral therapies

Use for PHN and potentially other indications

- **No skin sensitivity/irritation** in Phase 1 trial
- Convenience could **improve compliance** and expand use
- Compelling benefits for patients with intractable pain
- **Potential future market** for non-PHN pain indications
- Enthusiasm across specialties

Sources: Fletcher Spaght, Inc. analysis (2022)
Sources: Third Party Market Research (2022)

18

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

Current treatment of PHN most often consists of oral gabapentin (first line) and prescription lidocaine patches or antidepressants (second line), and refractory cases may be prescribed opioids to address persistent pain. Gabapentin and opioid abuse have continued to proliferate, and lidocaine patches are suboptimal for many reasons. An independent third party market research firm commissioned by Acasti interviewed more than 250 physicians who regularly treat PHN patients, and found that approximately 40% of patients using lidocaine patches experience insufficient pain relief. Lidocaine patches are difficult to use, fall off, and look unsightly with possible skin sensitivity and irritation. Additionally, it can take up to two weeks for an optimal analgesic effect to be achieved. Prescription lidocaine patches are only approved for PHN, and the market is currently made up of both branded and generic offerings. It is estimated that PHN affects approximately 120,000 patients per year in the United States. According to the third-party report commissioned by Acasti, the total addressable market for GTX-101 could be as large as $2.5 billion, consisting of approximately $200 million for PHN pain and $2.3 billion for non-PHN pain.

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

These studies confirmed that bupivacaine delivered as a topical spray (GTX-101) is well absorbed through the skin, as demonstrated in the graph below, while very little is absorbed systemically.

In all three studies, the administration of GTX-101 to healthy volunteers was safe and well tolerated. In addition, no evidence of skin irritation was observed at the application site following the spray administrations.

GTX-101 Near-Term Milestones: Conduct Dose Ranging Phase 1 Clinical Trials of GTX-101

We believe that the PHN pain market will continue to grow, and non-opioid products like GTX-101 that can relieve PHN pain more quickly and in a sustained manner by means of a more efficient delivery system, will be an attractive therapy option for patients and physicians. GTX-101 is administered by spraying our proprietary bupivacaine formulation over the affected area, which we believe has the potential to provide several advantages over currently marketed products such as the lidocaine patch, including faster onset of action, sustained pain relief, possibly lower dosing requirements and improved dosing convenience, all which could lead to increased patient satisfaction and compliance.

GTX-101: The data from the single dose Phase 1 clinical trial for topical bupivacaine spray was submitted to the FDA’s Division of Anesthesiology and feedback was received at the pre-IND meeting on April 18, 2018, that informed the design of preclinical toxicology studies and a clinical and regulatory pathway to approval under section 505(b)(2). We completed a minipig skin sensitivity study in the second calendar quarter of 2022, and we initiated a single dose PK study in healthy human volunteers on July 26th, 2022. This single dose PK study is expected to report out before the end of 2022 and will be followed by the multiple ascending dose study in 2023. Results from the these non-clinical and clinical studies are required before the initiation of our Phase 2 program in PHN patients.

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

Recent Developments

Annual Stock Option Grants

On June 22, 2022, we announced the annual grant of stock options to our employees and executives. An aggregate of 1,212,500 options to purchase common shares of the Company were granted under our stock option plan. The stock options were granted by the board of directors as part of the annual performance review in accordance with our Long-Term Incentive Program. Subject to the terms and conditions of the Stock Option Plan, each stock option will entitle the holder to purchase one common share of Acasti at an exercise price of CDN 1.15 and will expire after ten years. In accordance with the Stock Option Plan, options granted to executives and employees will vest in equal quarterly instalments over a period of 36 months.

Initiation of Pharmacokinetic Study for GTX-101

On July 27, 2022, we announced the initiation of our planned pharmacokinetic (PK) bridging study to evaluate the relative bioavailability of GTX-101, our drug candidate for the treatment of Postherpetic Neuralgia compared to the reference listed drug bupivacaine in 48 healthy subjects.

Nasdaq Letter

On July 27, 2022, we received written notification from the Nasdaq Listing Qualifications Department ("Nasdaq") for failing to maintain a minimum bid price of $1.00 per common share for the last 30 consecutive business days, as required by Nasdaq Listing Rule 5550(a)(2) - bid price (the "Minimum Bid Price Rule"). The Nasdaq notification has no immediate effect on the listing of the our common shares, and we have 180 calendar days, or until January 23, 2023, to regain compliance. If at any time over this period the bid price of our common shares closes at $1.00 per share or more for at least a minimum of ten (10) consecutive business days, Nasdaq will provide written confirmation of compliance and the matter will be closed.

If the we do not regain compliance within the initial 180-day period, but otherwise meets the continued listing requirements for market value of publicly-held shares and all other initial listing standards for the Nasdaq Listing Rule 5505 - Capital Market criteria, except for the Minimum Bid Price Rule, we may be eligible for an additional 180 calendar days to regain compliance. If we are not granted additional time, then our common shares will be subject to delisting, at which time we may appeal the delisting determination to a Nasdaq Hearings Panel.

We intend to monitor the closing bid price of its common shares and, if necessary, evaluate all available options to resolve the deficiency and regain compliance with the Minimum Bid Price Rule.

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

Basis of Presentation of the Financial Statements

Our condensed consolidated interim financial statements, which include the accounts of our wholly owned subsidiaries, Acasti Innovations AG and Acasti Pharma U.S., have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC related to quarterly reports filed on Form 10-Q. All intercompany transactions and balances are eliminated on consolidation.

Our assets as at June 30, 2022, include cash and cash equivalents and short-term investments totaling $38.4 million and intangible assets and goodwill totaling $82.8 million. Our current liabilities total $3.7 million as at June 30, 2022 and are comprised primarily of amounts due to or accrued for creditors.

Comparative Financial Information for the Three Months ended June 30, 2022 and 2021

	Three Months ended
	June 30, 2022	June 30, 2021	Increase (Decrease)
	$	$	$
Net loss	(4,524)	(3,118)	1,406
Basic and diluted gain (loss) per share	(0.10)	(0.12)	(0.02)
Total assets	124,931	60,453	64,478
Working capital1	37,541	58,042	(20,501)
Total non-current financial liabilities	174	4,651	(4,477)
Total shareholders’ equity	104,403	53,457	50,946

1 Working capital is calculated by subtracting current liabilities from current assets. Because there is no standard method endorsed by U.S. GAAP requirements, the results may not be comparable to similar measurements presented by other public companies.

Results of Operations for the Three Months ended June 30, 2022 and 2021

	Three Months ended
	June 30, 2022	June 30, 2021	Increase (Decrease)
	$	$	$

Operating expenses
Research and development expenses, net of government assistance	2,590	469	2,121
General and administrative expenses	1,919	2,676	(757)
Sales and marketing expenses	221	—	221
Loss from operating activities	(4,730)	(3,145)	1,585

Financial Income (expense)	(36)	27	(63)
Income tax recovery	242	—	242
Net loss	(4,524)	(3,118)	1,406

Net Loss

The net loss of $4,524 or $0.10 per share for the three months ended June 30, 2022, increased by $1,406 from the net loss of $3,118 or $0.12 per share for the three months ended June 30, 2022.

Research and development expenses

Research and development expenses consist primarily of:

•
fees paid to external service providers such as clinical research organizations and contract manufacturing organizations related to clinical trials, including contractual obligations for clinical development, clinical sites, manufacturing and scale-up, and formulation of clinical drug supplies;
•
fees paid to contract service providers related to drug discovery efforts, including chemistry and biology services;
•
patent-related services; and
•
salaries and related expenses for personnel, including expense related to stock options.

We record research and development expenses as incurred.

Our research and development during the three months ended June 30, 2022 was focused primarily on our clinical development programs GTX-104, GTX-102, and GTX-101 drug candidates, which were acquired in the Grace merger on August 27, 2021. Research and development expenses during the three months ended June 30, 2021, related to the completion of our TRILOGY Phase 3 clinical program for our former drug candidate, CaPre.

The following table summarizes our research and development expenses:

Research and development expenses
	Three Months Ended
	June 30, 2022	June 30, 2021	Increase (Decrease)
	$	$	$
Third-party contract research expenses:
Clinical development programs:
GTX-104	323	—	323
GTX-102	567	—	567
GTX-101	637	—	637
Other third-party contract research expenses	154	76	78
Professional fees	243	16	227
Other research and development costs	88	33	55
Government grants & tax credits	(190)	—	(190)
Total third-party research and development expenses[1]	1,822	125	1,697
Salaries and benefits	489	294	195
Stock-based compensation	158	50	108
Depreciation and amortization	121	—	121
Total	2,590	469	2,121

1 Total third-party research and development expenses is calculated before salaries, depreciation, amortization and stock-based compensation. Because there is no standard method endorsed by GAAP, the results may not be comparable to similar measurements presented by other public companies.

Total third-party research and development expenses before salaries and benefits, depreciation, amortization and stock-based compensation expenses for the three months ended June 30, 2022, totalled $1,822 compared to $125 for the three months ended June 30, 2021. This increase of $1,697 related mostly to the initiation of clinical development programs GTX 104, GTX 102 and GTX 101, which we acquired through the merger with Grace.

Third-party contract research expenses related to GTX-104 amounted to $323 for the three months ended June 30, 2022, as our PK bridging study progressed. Third party contract research expenses of $567 for GTX-102 are a related to the progression of our CMC Phase 1 work for the manufacturing of clinical trial materials. Third party contract research expenses of $637 for GTX-101 were mostly related to the planning and initiation of the phase 1 single dose study. Other third-party contract research expenses of $154 increased by $78 from $76 for the three months ended June 30, 2021, due to increased IP legal costs to support and maintain our patents that support our three drug candidates GTX-104, GTX-102 and GTX-101. Other expenses for the three months ended June 30, 2021, related to third-party contract research expenses incurred through the completion and termination of the TRILOGY Phase 3 clinical program for CaPre. Professional fees of $243, increased by $227 from $16 for the three months ended June 30, 2021, related to increased specialized consultants supporting our clinical programs for GTX-104, GTX-102 and GTX-101. Third-party research and development expenses were reduced by $190 for the three months ended June 30, 2022, by the increased government credit eligible research activities related to our clinical programs for GTX-104, GTX-102 and GTX-101.

Salaries and benefits increased by $195 to $489 for the three months ended June 30, 2022, from $294 for the three months ended June 30, 2021. The increase is related to additional R&D headcount since the date of the Grace merger, as well as the renewed accruals for our employee incentive bonus program.

General and administrative expenses

General and administrative expenses consist primarily of salaries and related benefits, including share-based compensation, related to our executive, finance, legal, and support functions and other general and administrative expenses include professional fees for auditing, tax, consulting, rent and utilities and insurance.

General and administrative expenses
	Three Months Ended
	June 30, 2022	June 30, 2021	Increase (Decrease)
	$	$	$
Salaries and benefits	532	327	205
Professional fees	603	1,941	(1,338)
Other	456	305	151
General and administrative expense before stock-based compensation and depreciation [1]	1,591	2,573	(982)
Stock-based compensation	282	103	179
Depreciation	46	—	46
Total	1,919	2,676	(757)

1 General and administrative sub-total expenses is calculated before stock-based compensation and depreciation. Because there is no standard method endorsed by GAAP, the results may not be comparable to similar measurements presented by other public companies.

General and administrative expenses totaled $1,591 before stock-based compensation and depreciation expense for the three months ended June 30, 2022, a decrease of $982 from $2,573 for the three months ended June 30, 2021. This decrease was a result of decreased legal, tax, accounting and other professional fees related to the Grace merger, and the renewal of our at-the-market program that took place during the three months ended June 30, 2021. The decrease in professional fees was partially offset by an increase in salaries and benefits of $205 due to the renewed accrual for our employee incentive bonus program.

Sales and marketing

Sales and marketing expenses consist primarily of salaries and benefits, including share-based compensation, related to our commercial functions.

Sales and marketing expenses
	Three Months Ended
	June 30, 2022	June 30, 2021	Increase (Decrease)
	$	$	$
Salaries and benefits	182	—	182
Professional fees	5	—	5
Other	10	—	10
Sub-total	197	—	197
Stock-based compensation	24	—	24
Total	221	—	221

1 Sales and marketing sub-total expenses is calculated before stock-based compensation. Because there is no standard method endorsed by GAAP, the results may not be comparable to similar measurements presented by other public companies.

Sales and marketing expenses before stock-based compensation expense were $197 for the three months ended June 30, 2022 compared to nil for the three months ended June 30, 2021. The increase of $197 was mostly due to an increase in salaries of $182 associated with added personnel.

Aggregate stock-based compensation expense increased by $311 to $464, for the three months ended June 30, 2022, as compared to $1,174 for the three months ended June 30, 2021. This increase was due to the timing of the stock options granted during the year ended March 31, 2022 and year ended March 31, 2021.

Aggregate depreciation expense increased by $167 for the three months ended June 30, 2022, from nil for the three months ended June 30, 2021. This increase is due to the impact of certain equipment being reclassified from held for sale to held for use during the three months ended June 30, 2022 resulting in additional depreciation being recognized.

Liquidity and Capital Resources

Share Capital Structure

Our authorized share capital consists of an unlimited number of Class A, Class B, Class C, Class D and Class E shares, without par value. Issued and outstanding fully paid shares, stock options, and warrants, were as follows for the periods ended (after giving effect to our 8:1 share consolidation, which became effective on August 31, 2021):

	June 30, 2022	March 31, 2022
	Number outstanding	Number outstanding
Class A shares, voting, participating and without par value	44,494,193	44,288,183
Stock options granted and outstanding	4,227,505	2,989,381
May 2018 Canadian public offering of warrants exercisable at CAD$10.48 until May 9, 2023	824,218	824,218
December 2017 U.S. public offering of warrants exercisable at US$10.08 until December 19, 2022	884,120	884,120
December 2017 U.S. public offering broker warrants exercisable at US$10.10 until December 27, 2022	32,390	32,390

Total fully diluted shares	50,462,426	49,018,292

Cash Flows and Financial Condition for the three months ended June 30, 2022 and 2021

Summary

As at June 30, 2022, cash and cash equivalents totaled $38,377, a net decrease of $2,598 compared to cash and cash equivalents totaling $40,975 at June 30, 2021.

Operating activities

During the three months ended June 30, 2022 and 2021, our operating activities used cash of $5,426 and $3,401, respectively.

Investing activities

During the three months ended June 30, 2022, our investing activities generated cash of $13,258, compared to cash used of $6,927for the three months ended June 30, 2021. The increase in cash generated was a function of an increase in proceeds from maturity of short term investments.

Financing activities

During the three months ended June 30, 2022, our financing activities provided cash totaling $195, compared to cash generated of nil during the three months ended June 30, 2021, due to proceeds from the sale of shares under our ATM program.

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

During the three months ended June 30, 2022, 206,010 common shares were sold for total net proceeds of approximately $195, with commissions, legal expenses and costs related to the share sale amounting to $6. The common shares were sold at the prevailing market prices, which resulted in an average price of approximately $0.97 per share.

Financial Position

The following table details the significant changes to the statements of financial position as at June 30, 2022, compared to the prior fiscal year end at March 31, 2022:

Accounts	Increase (Decrease) $	Comments
Cash and cash equivalents	8,038	See cash flow statement
Investments	(13,306)	Maturity of investments
Receivables	416	Timing of reimbursement of sales taxes
Prepaid expenses	819	Renewal of insurance contract and other prepaid expenses (advances to US vendors)
Right of use asset	504	Adjustment to the net present value of lease contract for Sherbrooke
Equipment	(160)	Depreciation of equipment put back in use
Trade and other payables	(94)	Timing of payments net of accruals
Lease liability	524	Future obligations offset by payment of lease liability
Derivative warrant liabilities	(10)	Change in fair value of derivative warrants
Deferred tax liability	(242)	Related to acquisition of Grace

See the statement of changes in equity in our financial statements for details of changes to the equity accounts during the three months ended June 30, 2022 and 2021.

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

Intangible assets

On August 27, 2021, we completed the acquisition of all outstanding equity interests in Grace Therapeutics Inc, via a merger. Grace, based in New Jersey and organized under the laws of Delaware, was a rare and orphan disease specialty pharmaceutical company.

In connection with the share-for-share noncash transaction, Grace was merged with a new wholly owned subsidiary of Acasti and became a subsidiary of Acasti. As a result, we acquired Grace’s entire therapeutic pipeline consisting of three unique clinical stage and multiple pre-clinical stage assets supported by an intellectual property portfolio consisting of various granted and pending patents in various jurisdictions worldwide. Under the terms of the acquisition, each issued and outstanding share of Grace common stock was automatically converted into the right to receive Acasti common shares equal to the equity exchange ratio set forth in the merger agreement.

Intangible assets of $69,810 relate to the value of IPR&D, related to Grace’s therapeutic pipeline, consisting of three unique clinical stage programs/assets supported by intellectual property, the value of which has been attributed as follows:

$
Intangible assets – in-process research and development
GTX-104	27,595
GTX-102	31,908
GTX-101	10,307
Total	69,810

Assets Held for Sale

We determined to actively market for sale Other assets and Production equipment and have met the criteria for classification of assets held for sale:

	June 30, 2022	March 31, 2022
		Reclassed as explained below
	$	$
Other assets (a)	195	195
Production equipment (b)	157	157
	352	352

Other assets

Other assets represent krill oil (“RKO”) held by us that was expected to be used in commercial inventory scale up related to the development and commercialization of the CaPre drug candidate. Given that the development of CaPre will no longer be pursued by us, we expect to sell this reserve. The Other assets is being recorded at the fair value less cost to sell. Management’s estimate of the fair value of the RKO less cost to sell was based primarily on estimated market prices obtained from an appraiser specializing in the krill oil market. These projections are based on Level 3 inputs of the fair value hierarchy and reflect management’s best estimate of market participants’ pricing of the assets as well as the general condition of the asset.

Production equipment

June 30, 2022	Cost, net of impairment	Accumulated depreciation	Net book value
	$	$	$
Production equipment	1,179	(1,022)	157
	1,179	(1,022)	157

The announcement of the discontinuation of the CaPre program resulted in an impairment trigger for the related laboratory and production equipment. The impairment loss is based on management’s estimate of the fair value of the equipment less cost to sell, which is based primarily on estimated market prices obtained from brokers specialized in selling used equipment. These projections are based on Level 3 inputs of the fair value hierarchy and reflect our best estimate of market participants’ pricing of the assets as well as the general condition of the assets.

During the three months ended June 30, 2022 we reclassed the following assets from assets held for sale as they no longer met the criteria of such classification.

	Cost, net of impairment	Accumulated depreciation	Net book value reclassed from held for sale
	$	$	$
Furniture and office equipment	17	(5)	12
Computer equipment	94	(6)	88
Laboratory equipment	585	(435)	150
	696	(446)	250

Furthermore, depreciation expense of $167 was recognized related to the period from the date that the assets were classified as held for sale until the end of the current period. The reclassification from held for sale to equipment was reflected on the comparative balance sheet. .

Contractual Obligations and Commitments

A summary of the contractual obligations at June 30, 2022, is as follows:

Contractual Obligations	Total	Less than 1 year	1 to 3 years	More than 3 years
	$	$	$	$
Trade and other payables	3,062	3,062	—	—
Operating lease obligations	898	207	394	297
RKO supply agreement	2,800	2,800	—	—

Total	6,760	6,069	394	297

Research and development contracts and contract research organizations agreements:

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

RKO supply agreement

On October 25, 2019, the Corporation signed a supply agreement with Aker Biomarine Antartic. (“Aker”) to purchase raw krill oil product for a committed volume of commercial starting material for CaPre for a total fixed value of $3.1 million. As at June 30, 2022, the remaining balance of the commitment with Aker amounts to $2.8 million. During the second calendar quarter of 2022, Aker informed the Corporation that Aker believed it had satisfied the terms of the supply agreement as to their ability to deliver the remaining balance of krill oil product, and that the Corporation was therefore required to accept the remaining product commitment and to pay Aker the $2.8 million balance. The Corporation disagrees with Aker’s position and believes that Aker is not entitled to further payment under the supply agreement. Accordingly, no liability has been recorded. The dispute was unresolved as of June 30, 2022, and remains unresolved. There is uncertainty as to whether the Corporation will be required to make further payment to Aker in connection with the dispute. Additionally, in the event the Corporation is required to accept delivery from Aker of the remaining balance of krill oil product under the supply agreement, there is uncertainty as to whether the Corporation can recover value from the product, which may result in the Corporation incurring a loss on the supply agreement in the near term.

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

Estimates and assumptions include the measurement of derivative warrant liabilities, stock-based compensation, assets held for sale, acquisition of Grace valuation of intangibles and supply agreement. Estimates and assumptions are also involved in measuring the accrual of services rendered with respect to research and development expenditures at each reporting date and determining which research and development expenses qualify for research and development tax credits and in what amounts. We recognize the tax credits once we have reasonable assurance that they will be realized. Recorded tax credits are subject to review and approval by tax authorities and, therefore, could be different from the amounts recorded. Estimates and assumptions are also utilized in the assessment of impairment of deferred financing costs, equipment, and intangibles.

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

Discount assumption	GTX 104	GTX 102	GTX 101	Total
	$	$	$	$
19.5%	26,842	30,564	9,460	66,866
19.2% (discount rate used in valuation)	27,595	31,908	10,307	69,810
19.0%	28,371	33,305	11,009	72,685

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

We test goodwill for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount. If we conclude it is more likely than not that fair value of the reporting unit is less than its carrying amount, a quantitative impairment test is performed. We test indefinite lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount.

If we conclude it is more likely than not that the fair value is less than its carrying amount, a quantitative impairment test is performed. There were no triggering events from the date of acquisition of Grace to the end of the quarter. Our annual impairment test will be performed in the third quarter of the fiscal year.

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

In addition, there is judgement and potential for loss regarding the recognition and measurement of our RKO supply agreement with Aker to purchase raw krill oil product for a committed volume of commercial starting material for CaPre for a total fixed value of $3.1 million, which is described in more detail in note 12 of our financial statements found elsewhere in this quarterly report.

Financial Instruments

Credit Risk

Credit risk is the risk of a loss if a customer or counterparty to a financial asset fails to meet its contractual obligations. We have credit risk relating to cash, cash equivalents and short term investments, which we manage by dealing only with highly rated financial institutions. The carrying amount of financial assets, as disclosed in the statements of financial position, represents our credit exposure at the reporting date.

Currency Risk

We are exposed to the financial risk related to the fluctuation of foreign exchange rates and the degrees of volatility of those rates. Foreign currency risk is limited to the portion of our business transactions denominated in currencies other than our functional currency. On April 1, 2022, our functional currency was changed from the Canadian dollar to the US dollar. This change is reflected prospectively in the our financial statements.

Fluctuations related to foreign exchange rates could cause unforeseen fluctuations in our operating results.

Since April 1, 2022 a portion of our expenses, mainly related to research contracts is incurred in Canadian dollars and in Euros, for which no financial hedging is in place.

There is a financial risk related to the fluctuation in the value of the Canadian dollar and the Euro in relation to the U.S. dollar. In order to minimize the financial risk related to the fluctuation in the value of the Canadian dollar in relation to the U.S. dollar, funds continue to be invested as cash and cash equivalents and short-term investments in the Canadian dollar.

The following table provides an indication of our significant foreign exchange currency exposures from functional currency at the following dates:

	June 30, 2022		June 30, 2021
	US $	EURO	CAD $	EURO

Cash and cash equivalents	1,451	—	48,526	—
Investments	16	—	15,381	—
Trade and other payables	(690)	(85)	(428)	—
	777	(85)	63,479	—

The following exchange rates are those applicable to the following periods and dates:

	June 30, 2022		June 30, 2021
	Average	Reporting	Average	Reporting

US$ per CAD (2021 - CAD per US $)	0.7835	0.7768	1.2282	1.2398
USD$ per Euro	1.0647	1.0484	1.2052	1.1858

Based on our foreign currency exposures noted above, varying the above foreign exchange rates to reflect a 5% strengthening of the U.S. dollar and Euro would have an increase (decrease) in net loss as follows, assuming that all other variables remain constant:

June 30, 2021
$

Increase (decrease) in net loss	3,935

Based on our foreign currency exposures noted above, varying the above foreign exchange rates to reflect a 5% strengthening of the Canadian dollar and Euro would have an increase (decrease) in net loss as follows, assuming that all other variables remain constant:

June 30, 2022
$

Increase (decrease) in net loss	29

An assumed 5% weakening of the foreign currencies would have an equal but opposite effect on the basis that all other variables remained constant.

Interest Rate Risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market rates. Our exposure to interest rate risk as at June 30, 2022 and 2021 was as follows:

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, our management, with the participation of our CEO and CFO, has performed an evaluation of the effectiveness of our disclosure controls and procedures within the meaning of Rules 13a-15 (e) and 15d-15(e) of the Exchange Act. Based upon this evaluation, our management has concluded that, as of June 30, 2022, our existing disclosure controls and procedures were effective. It should be noted that while our CEO and CFO believe that our disclosure controls and procedures provide a reasonable level of assurance that they are effective, they do not expect the disclosure controls and procedures to be capable of preventing all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met.

Changes in Internal Control over Financial Reporting

No changes were made to our internal controls over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: August 11, 2022

ACASTI PHARMA INC.

By:	/s/ Janelle D’Alvise
Name: Janelle D’Alvise
Title: President and Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Brian Ford
Name: Brian Ford
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)