Form 10-Q
period 2022-09-30
Acasti Pharma Inc.
filed 2022-11-14
CIK 1444192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________

FORM 10-Q

______________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

The number of outstanding common shares of the registrant, no par value per share, as of November 14, 2022, was 44,612,831.

ACASTI PHARMA INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended September 30, 2022

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
•
our strategy, future operations, prospects and the plans of our management with a goal to enhance shareholder value following our merger with Grace Therapeutics Inc. (“Grace”);
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
•
We may face future product liability claims, and if claims are brought against us, we may incur substantial liability.
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

Condensed Consolidated Interim Financial Statements of
(Unaudited)

ACASTI PHARMA INC.

Three and Six Months ended September 30, 2022 and 2021

ACASTI PHARMA INC.

Condensed Consolidated Interim Balance Sheet

(Unaudited)

		September 30, 2022	March 31, 2022
(Expressed in thousands of U.S. dollars except share data)	Notes	$	$
Assets

Current assets:
Cash and cash equivalents		34,926	30,339
Short-term investments	5	14	13,322
Receivables		859	548
Assets held for sale	6	352	352
Prepaid expenses		1,354	720
Total current assets		37,505	45,281

Right of use asset		510	315
Equipment		122	250
Intangible assets	4	69,810	69,810
Goodwill		12,964	12,964
Total assets		120,911	128,620

Liabilities and shareholders’ equity
Current liabilities:
Trade and other payables		3,735	3,156
Lease liability		70	104
Total current liabilities		3,805	3,260

Derivative warrant liabilities		—	10
Lease liability		450	191
Deferred tax liability		16,492	16,889
Total liabilities		20,747	20,350

Shareholders’ equity:
Common shares	4,7(a)	258,294	257,990
Additional paid-in capital		13,200	12,154
Accumulated other comprehensive loss		(6,040)	(6,037)
Accumulated deficit		(165,290)	(155,837)
Total shareholder’s equity		100,164	108,270

Commitments and contingencies	12

Total liabilities and shareholders’ equity		120,911	128,620

See accompanying notes to unaudited interim financial statements.

ACASTI PHARMA INC.

Condensed Consolidated Interim Statements of Loss and Comprehensive Loss

(Unaudited)

Three and Six Months ended September 30, 2022 and 2021

		Three months ended		Six Months ended
		September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
(Expressed in thousands of U.S dollars, except per share data)	Notes	$	$	$	$

Operating expenses
Research and development expenses, net of government assistance	8	(3,292)	(585)	(5,882)	(1,054)
General and administrative expenses		(1,680)	(2,957)	(3,598)	(5,633)
Sales and marketing expenses		(136)	(25)	(357)	(25)
Loss from operating activities		(5,108)	(3,567)	(9,837)	(6,712)
Financial income (expenses)	9	24	4,548	(13)	4,575
Income (loss) before income tax recovery		(5,084)	981	(9,850)	(2,137)

Income tax recovery		155	—	397	—

Net income (loss) and total comprehensive income (loss)		(4,929)	981	(9,453)	(2,137)

Basic and diluted loss per share		(0.11)	0.03	(0.21)	(0.07)

Weighted average number of shares outstanding		44,550,996	32,788,275	44,440,132	29,436,032

See accompanying notes to unaudited interim financial statements

ACASTI PARMA INC.

Condensed Consolidated Interim Statements of Changes in Shareholder’s Equity

(Unaudited)

Three and Six Months ended September 30, 2022 and 2021

		Common Shares
(Expressed in thousands of U.S. dollars except share data)	Notes	Number	Dollar	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
			$	$	$	$	$
Balance, March 31, 2022	1	44,288,183	257,990	12,154	(6,037)	(155,837)	108,270
Net loss and total comprehensive loss for the period		—	—	—	—	(4,524)	(4,524)
Cumulative translation adjustment		—	—	—	(2)	—	(2)
Net proceeds from shares issued under the at-the-market (ATM) program		206,010	195	—	—	—	195
Stock based compensation	10	—	—	464	—	—	464
Balance at June 30, 2022		44,494,193	258,185	12,618	(6,039)	(160,361)	104,403

Net loss and total comprehensive loss for the period		—	—	—	—	(4,929)	(4,929)
Cumulative translation adjustment		—	—	—	(1)	—	(1)
Net proceeds from shares issued under the at-the-market (ATM) program		118,638	109	—	—	—	109
Stock based compensation	10	—	—	582	—	—	582
Balance at September 30, 2022		44,612,831	258,294	13,200	(6,040)	(165,290)	100,164

		Common Shares
(Expressed in thousands of US dollars except for share data)	Notes	Number	Dollar	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
			$	$	$	$	$
Balance, March 31, 2021		26,046,950	197,194	10,817	(6,333)	(146,018)	55,660
Net loss and total comprehensive loss for the period		—	—	—	—	(3,118)	(3,118)
Cumulative translation adjustment		—	—	—	762	—	762
Stock based compensation	10	—	—	153	—	—	153
Balance at June 30, 2021		26,046,950	197,194	10,970	(5,571)	(149,136)	53,457

Net loss and total comprehensive loss for the period		—	—	—	—	981	981
Cumulative translation adjustment		—	—	—	(1,149)	—	(1,149)
Stock based compensation	10	—	—	114	—	—	114
Common shares issued in relation to merger with Grade via share-for-share		18,241,233	60,801	—	0	—	60,801
Balance at September 30, 2021		44,288,183	257,995	11,084	(6,720)	(148,155)	114,204

ACASTI PHARMA INC.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

Three and Six Months ended September 30, 2022 and 2021

		Six Months ended
		September 30, 2022	September 30, 2021
(thousands of U.S. dollars)	Notes	$	$
Cash flows used in operating activities:
Net loss for the period		(9,453)	(2,137)
Adjustments:
Depreciation of equipment		106	—
Stock-based compensation	10	1,046	267
Change in fair value of warrant liabilities		(10)	(4,080)
Income tax recovery		(397)	—
Unrealized foreign exchange (gain) loss		(51)	(420)
Write off of equipment		31	—
Changes in non-cash working capital items	11	(137)	(3,135)
Net cash used in operating activities		(8,865)	(9,505)

Cash flows from (used in) investing activities:
Acquisition of equipment		(9)	—
Acquisition of short-term investments		(14)	(21,528)
Maturity of short-term investment		13,185	17,438
Net cash from (used in) investing activities		13,162	(4,090)

Cash flows from (used in) financing activities:
Net proceeds from issuance of common shares under the at-the-market (ATM)	(7a)	304	—
Net cash from (used in) financing activities		304	—

Effect of exchange rate fluctuations on cash and cash equivalents		156	(312)
Translations effects on cash and cash equivalents related to reporting currency		(170)	(106)

Net increase (decrease) in cash and cash equivalents		4,587	(14,013)
Cash and cash equivalents, beginning of period		30,339	50,942
Cash and cash equivalents, end of period		34,926	36,929

Cash and cash equivalents are comprised of:
Cash		34,926	36,929
Cash equivalents		—	—

See accompanying notes to unaudited interim financial statements.

ACASTI PHARMA INC.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

(Expressed in thousands of U.S. dollars except share data)

Three and Six Months ended September 30, 2022 and 2021

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

The Corporation does not expect to generate revenue from product sales unless and until it successfully completes drug development and obtains regulatory approval, which the Corporation expects will take several years and is subject to significant uncertainty. To date, the Corporation has financed its operations primarily through public offerings and private placements of its common shares, warrants and convertible debt and the proceeds from research tax credits. Until such time that the Corporation can generate significant revenue from drug product sales, if ever, it will require additional financing, which is expected to be sourced from a combination of public or private equity or debt financings or other non-dilutive sources, which may include fees, milestone payments and royalties from collaborations with third parties. Arrangements with collaborators or others may require the Corporation to relinquish certain rights related to its technologies or drug product candidates. Adequate additional financing may not be available to the Corporation on acceptable terms, or at all. The Corporation’s inability to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue its business strategy.

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

Estimates and assumptions include the measurement of derivative warrant liabilities (note 7), stock-based compensation (note 10), assets held for sale (note 6), supply agreement (note 12), valuation of intangibles (note 4) and goodwill. Estimates and assumptions are also involved in measuring the accrual of services rendered with respect to research and development expenditures at each reporting date, including whether contingencies should be accrued for, as well as in determining which research and development expenses qualify for investment tax credits and in what amounts. The Corporation recognizes the tax credits once it has reasonable assurance that they will be realized. Recorded tax credits are subject to review and approval by tax authorities and, therefore, could be different from the amounts recorded.

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

The Corporation performed an impairment test as at August 27, 2022 for each of our IPR&D technologies as well as for goodwill. The Corporation has one reporting unit which we have determined to be the Company. The estimated fair values of identifiable intangible assets and the reporting unit were determined using the multi-period excess earnings method. As a result of this quantitative assessment, we did not identify an impairment loss.

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

All IPR&D projects have risks and uncertainties associated with the timely and successful completion of the development and commercialization of product candidates, including our ability to confirm safety and efficacy based on data from clinical trials, our ability to obtain necessary regulatory approvals and our ability to successfully complete these tasks within budgeted costs. It is not permitted to market a human therapeutic without obtaining regulatory approvals, and such approvals require the completion of clinical trials that demonstrate that a product candidate is safe and effective. In addition, the availability and extent of coverage and reimbursement from third-party payers, including government healthcare programs and private insurance plans as well as competitive product launches, affect the revenues a product can generate. Consequently, the eventual realized values, if any, of acquired IPR&D projects may vary from their estimated fair values. The Corporation reviews individual IPR&D projects for impairment annually on the anniversary of acquisition, whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable and upon establishment of technological feasibility or regulatory approval.

5. Short-term investments

The Corporation holds various marketable securities, with maturities greater than 3 months at the time of purchase, as follows:

	September 30, 2022	March 31, 2022
	$	$
Term deposits issued in US currency earning interest at 0.20% and maturing on April 1, 2022	—	11,893
Term deposits issued in CAD currency earning interest at ranges between 0.50% and 0.58% and maturing on various dates from April 1, 2022 to March 30, 2023	14	1,429
Total short-term investments	14	13,322

6. Assets held for sale

During the period, the Corporation determined to actively market for sale Other assets and Production equipment and has met the criteria for classification of assets held for sale:

	September 30, 2022	March 31, 2022
		Reclassed as explained below
	$	$
Other assets (a)	195	195
Production equipment (b)	157	157
	352	352

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

b. Production equipment

September 30, 2022	Cost, net of impairment	Accumulated depreciation	Net book value
	$	$	$
Production equipment	1,179	(1,022)	157
	1,179	(1,022)	157

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

Furthermore, depreciation expense of $167 was recognized related to the period from the date that the assets were classified as held for sale until the quarter ended June 30, 2022. The reclassification from held for sale to equipment was reflected on the comparative balance sheet.

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

During the six months ended September 30, 2022 324,648 common shares were sold for total net proceeds of approximately $304 with commissions, legal expenses and costs related to the share sale amounting to $10. The common shares were sold at the prevailing market prices, which resulted in an average price of approximately $0.95 per share. During the three and six months ended September 30, 2021, no common shares were sold under the ATM program.

(b)
Warrants

The outstanding warrants of the Corporation are composed of the following as at September 30, 2022, and March 31, 2022:

	September 30, 2022		March 31, 2022
	Number outstanding	Amount	Number outstanding	Amount
		$		$
Liability
May 2018 Canadian public offering warrants (i)	824,218	—	824,218	10
December 2017 U.S. public offering warrants (ii)	884,120	—	884,120	—
	1,708,338	—	1,708,338	10

Equity
December 2017 US public offering broker warrants (iii)	32,390	161	32,390	161
	32,390	161	32,390	161

(i) Warrants to acquire one common share at an exercise price of CAD $10.48, expiring on May 9, 2023.

(ii) Warrants to acquire one common share at an exercise price of $10.08, expiring on December 27, 2022.

(iii) Warrants to acquire one common share at an exercise price of $10.10, expiring on December 19, 2022.

8. Government assistance

Government assistance is comprised of a government grant from the Canadian federal government and research and development investment tax credits receivable from the Québec provincial government, which relate to qualifiable research and development expenditures under the applicable tax laws. The amounts recorded as receivables are subject to a government tax audit and the final amounts received may differ from those recorded. For the six months ended September 30, 2022 and 2021, the Corporation recorded $81 and $129, respectively, as a reduction of research and development expenses in the Statement of Loss and Comprehensive Loss.

9. Net financial income

	Three months ended		Six Months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	$	$	$	$
Foreign exchange gain (loss)	(12)	1,099	(90)	344
Change in fair value of warrant liabilities	—	3,435	10	4,080
Interest income and bank charges	—	14	—	151
Other income	36	—	67	—
Financial income (expenses)	24	4,548	(13)	4,575

10. Stock-based compensation:

At September 30, 2022, the Corporation has in place a stock option plan for directors, officers, employees, and consultants of the Corporation (“Stock Option Plan”). An amendment of the Stock Option Plan was approved by shareholders on September 28, 2022. The amendment provides for an increase to the existing limits for common shares reserved for issuance under the Stock Option Plan.

The Stock Option Plan continues to provide for the granting of options to purchase common shares. The exercise price of the stock options granted under this amended plan is not lower than the closing price of the common shares on the TSXV at the close of markets the day preceding the grant. The maximum number of common shares that may be issued upon exercise of options granted under the amended Stock Option Plan shall not exceed 20% of the aggregate number of issued and outstanding shares of the Corporation as of July 28, 2022. The terms and conditions for acquiring and exercising options are set by the Corporation’s Board of Directors, subject among others, to the following limitations: the term of the options cannot exceed ten years and (i) all options granted to a director will be vested evenly on a monthly basis over a period of at least twelve (12) months, and (ii) all options granted to an employee will be vested evenly on a quarterly basis over a period of at least thirty-six (36) months.

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

The following table summarizes information about activities within the Stock Option Plan for the six month period ended:

	September 30, 2022		September 30, 2021
	Weighted average exercise price	Number of options	Weighted average exercise price	Number of options
	CAD $		CAD $
Outstanding at beginning of period	3.94	2,989,381	8.33	911,871
Granted	1.10	1,482,500	—	—
Exercised	-	—	—	—
Forfeited	7.66	(22,263)	10.39	(7,995)
Expired	37.06	(3,774)	—	—
Outstanding at end of period	2.94	4,445,844	8.32	903,876

Exercisable at end of period	5.34	1,584,279	8.95	723,916

The fair value of options granted was estimated using the Black-Scholes option pricing model, resulting in the following weighted average assumptions for the options granted:

	Three months ended		Six Months ended
	September 30, 2022		September 30, 2022
		$		$
Exercise price	CAD $	0.80	CAD $	1.10
Share price	CAD $	0.80	CAD $	1.10
Weighted average grant-date fair value per award	CAD $	0.67	CAD $	0.94
Volatility		117.96%		117.56%
Risk-free interest rate		3.20%		3.28%
Expected life		5.27		5.73
Dividend		—		—

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

Compensation expense recognized under the Stock Option Plan for the six months ended September 30, 2022 and 2021 was as follows:

	Three months ended		Six Months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	$	$	$	$
Research and development expenses	184	38	342	88
General and administrative expenses	368	76	650	179
Sales and marketing expenses	30	—	54	—
	582	114	1,046	267

11. Supplemental cash flow disclosure

(a) Changes in non-cash operating items

	Six Months ended
	September 30, 2022	September 30, 2021
	$	$
Receivables	(359)	(287)
Prepaid expenses	(704)	(1,838)
Trade and other payables	926	(1,010)
	(137)	(3,135)

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

Supply contract

On October 25, 2019, the Corporation signed a supply agreement with Aker Biomarine Antartic. (“Aker”) to purchase raw krill oil product for a committed volume of commercial starting material for CaPre for a total fixed value of $3.1 million. As at September 30, 2022, the remaining balance of the commitment with Aker amounts to $2.8 million. During the second calendar quarter of 2022, Aker informed the Corporation that Aker believed it had satisfied the terms of the supply agreement as to their ability to deliver the remaining balance of krill oil product, and that the Corporation was therefore required to accept the remaining product commitment and to pay Aker the $2.8 million balance. The Corporation disagrees with Aker’s position and believes that Aker is not entitled to further payment under the supply agreement. Accordingly, no liability has been recorded. The dispute was unresolved as of September 30, 2022, and remains unresolved. There is uncertainty as to whether the Corporation will be required to make further payment to Aker in connection with the dispute. Additionally, in the event the Corporation is required to accept delivery from Aker of the remaining balance of krill oil product under the supply agreement, there is uncertainty as to whether the Corporation can recover value from the product, which may result in the Corporation incurring a loss on the supply agreement in the near term.

Legal proceedings and disputes

In the ordinary course of business, the Corporation is at times subject to various legal proceedings and disputes. The Corporation assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Corporation will incur a loss and the amount of the loss can be reasonably estimated, the Corporation records a liability in its consolidated financial statements. These legal contingencies may be adjusted to reflect any relevant developments. Where a loss is not probable or the amount of loss is not estimable, the Corporation does not accrue legal contingencies. While the outcome of legal proceedings is inherently uncertain, based on information currently available, management believes that it has established appropriate legal reserves. Any incremental liabilities arising from pending legal proceedings are not expected to have a material adverse effect on the Corporation’s financial position, results of operations, or cash flows. However, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Corporation’s financial position, results of operations, or cash flows. No reserves or liabilities have been accrued as at September 30, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This management’s discussion and analysis (“MD&A”) is presented in order to provide the reader with an overview of the financial results and changes to our balance sheet as at September 30, 2022, and for the three and six month period then ended. This MD&A also explains the material variations in our results of operations, balance sheet and cash flows for the three and six months ended September 30, 2022 and 2021.

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

This MD&A, approved by the Board of Directors on November 14, 2022, should be read in conjunction with our unaudited condensed consolidated interim financial statements for the Three and Six Months ended September 30, 2022 and 2021 included elsewhere in this quarterly report. Our interim financial statements were prepared in accordance with U.S. GAAP.

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

The successful completion of the merger positions Acasti as a premier, late-stage specialty pharmaceutical company focused on developing and commercializing products for rare and orphan diseases that have the potential to improve clinical outcomes by using the Company’s novel drug delivery technologies. We seek to apply new proprietary formulations to approved and marketed pharmaceutical compounds to achieve enhanced efficacy, faster onset of action, reduced side effects, and more convenient drug delivery and increased patient compliance; all of which could result in improved patient outcomes. The active pharmaceutical ingredients used in the drug candidates under development by Acasti may be already approved in a target indication or could be repurposed for use in new indications.

The existing well understood efficacy and safety profiles of these marketed compounds provides the opportunity for us to utilize the Section 505(b)(2) regulatory pathway under the Federal Food, Drug and Cosmetic Act (the “FFDCA”) for the development of our reformulated versions of these drugs, and therefore may provide a potentially shorter path to regulatory approval. Under Section 505(b)(2), if sufficient support of a product’s safety and efficacy either through previous FDA experience or sufficiently within the scientific literature can be established, it may eliminate the need to conduct some of the preclinical and clinical studies that new drug candidates might otherwise require.

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

Rare disorders represent an attractive area for drug development, and there remains an opportunity for Acasti to utilize already approved drugs that have established safety profiles and clinical experience to potentially address significant unmet medical needs. A key advantage of pursuing therapies for rare disorders is the potential to receive orphan drug designation (“ODD”) from the FDA. ODD provides for seven years of marketing exclusivity in the United States post-launch, provided certain conditions are met, and the potential for faster regulatory review. ODD status can also result in tax credits of up to 50% of clinical development costs conducted in the United States upon market approval and a waiver of the new drug application (NDA) fees, which can range between $1 - $2 million. Developing drugs for rare diseases can often allow for clinical trials that are more manageably scaled and may require a smaller, more targeted commercial infrastructure.

The specific diseases targeted for drug development by Acasti are well understood although these patient populations may remain poorly served by available therapies or in some cases approved therapies do not yet exist. We aim to effectively treat debilitating symptoms that result from these underlying diseases.

Our three most advanced programs are:

•
GTX-104, an IV formulation of nimodipine designed to treat Subarachnoid Hemorrhage (“SAH”), a rare brain disorder for which we have completed multiple pharmacokinetic (“PK”) studies, including a successful PK bridging study recently completed in May 2022. SAH is a central nervous system condition that causes acute bleeding on the surface of the brain as the result of a ruptured aneurysm and requires immediate medical attention to prevent long-term disability or death. GTX-104 could be administered to improve the management of hypotension and reduce the incidence of vasospasm in SAH patients and potentially lead to better patient outcomes.

•
GTX-102, an oral-mucosal betamethasone spray for the treatment of Ataxia Telangiectasia (“A-T”), a complex orphan pediatric genetic neurodegenerative disorder usually diagnosed in young children, for which no FDA approved treatment currently exists.

•
GTX-101, a topical bioadhesive film-forming bupivacaine spray for Postherpetic Neuralgia (“PHN”), which can be persistent and often causes debilitating pain following infection by the shingles virus. We believe that GTX-101 could be administered to patients with PHN to treat pain associated with the disease.

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

The table below summarizes planned key fiscal 2023 milestones for our three clinical drug candidates:

GTX-104 Overview

Nimodipine was granted FDA approval in 1988, and is the only approved drug that has been clinically shown to improve neurological outcomes in SAH. It is only available in the United States as a generic oral capsule and as a branded oral liquid solution called NYMALIZE™, which is manufactured and sold by Arbor Pharmaceuticals (acquired in September 2021 by Azurity Pharmaceuticals). Nimodipine has poor water solubility and high permeability characteristics as a result of its high lipophilicity. Additionally, orally administered nimodipine has dose-limiting side-effects such as hypotension, poor absorption and low bioavailability resulting from high first-pass metabolism, and a narrow administration window as food effects lower bioavailability significantly. Due to these issues, blood levels of orally administered nimodipine can be highly variable, making it difficult to manage blood pressure in SAH patients. Nimodipine capsules are also difficult to administer, particularly to unconscious patients or those with impaired ability to swallow. Concomitant use with CYP3A inhibitors is contraindicated (NIMODIPINE Capsule PI).

NIMOTOP™ is an injectable form of nimodipine that is manufactured by Bayer Healthcare. It is approved in Europe and in other regulated markets (but not in the United States). It has limited utility for SAH patients because of its high organic solvent content, namely 23.7% ethanol and 17% polyethylene glycol 400 (NIMOTOP SmPC).

•
GTX-104 is a clinical stage, novel formulation of nimodipine for IV infusion in SAH patients. It uses surfactant micelles as the drug carrier to solubilize nimodipine. This unique nimodipine injectable formulation is composed of a nimodipine base, an effective amount of polysorbate 80, a non-ionic hydrophilic surfactant, and a pharmaceutically acceptable carrier for injection. GTX-104 is supplied as an aqueous concentrate that upon dilution with saline, dextrose or lactated ringer, is a ready-to-use infusion solution, which is stable and clear.

Key Potential Benefits:

•
Novel nanoparticle technology facilitates aqueous formulation of insoluble nimodipine for a safe, standard peripheral IV infusion:
•
Potential for better management of hypotension
•
100% bioavailability
•
Eliminates food effects that impact the absorption of the oral form of nimodipine
•
Lower inter and intra-subject variability

GTX-104 could provide a more convenient mode of administration as compared to generic nimodipine capsules or NYMALIZE™ GTX-104 is administered as an initial bolus followed by a continuous infusion as compared to oral administration via a nasogastric tube in unconscious patients every two to four hours for both nimodipine capsules and NYMALIZE™ solution. Therefore, GTX-104 could be considered as a major contribution to patient care by potentially reducing the dosing frequency, and the associated nursing burden. More convenient and continuous, more consistent dosing can also reduce the risk of medication errors. In addition, two PK studies have shown that GTX-104 has the potential to provide improved bioavailability and lower intra-subject variability compared to oral administration (see chart below). Because of its IV formulation, we also expect GTX-104 to reduce certain drug-drug interactions and food effects.

Despite the positive impact it has on recovery, physicians often must discontinue their patients on oral nimodipine, primarily as a result of hypotensive episodes that cannot be controlled by titrating the oral form of drug. Such discontinuation could potentially be avoided by administering GTX-104, which because of its IV administration, may obviate the complexity that results from the need for careful attention to the timing of nimodipine administration at least one hour before or two hours after a meal. Administration of GTX-104 via a peripheral vein is often much more comfortable for the patients compared to administration by central venous access (as is the case for NIMOTOPTM), which can often be a difficult, invasive and more risky procedure. Also, unconscious patients will likely receive more consistent concentrations of nimodipine when delivered via the IV route as compared to oral gavage or a nasogastric tube. More consistent dosing is expected to result in a reduction of vasospasm and a better, more consistent management of hypotension. As summarized in the table below, we anticipate reduced use of rescue therapies, such as vasopressors, and expensive hospital resources, such as the angiography suite, are possible by more effectively managing blood pressure with GTX-104. Reduced incidences of vasospasm could result in shorter length of stay and better outcomes.

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

In contrast to more common types of stroke in elderly individuals, SAH often occurs at a relatively young age, with approximately half the affected patients younger than 60 years old (Becske, 2018). Approximately 10% to 15% of aneurysmal SAH (“aSAH”) patients die before reaching the hospital (Rinkel, 2016), and those who survive the initial hours post hemorrhage are admitted or transferred to tertiary care centers with high risk of complications, including rebleeding and delayed cerebral ischemia (“DCI”). Systemic manifestations affecting cardiovascular, pulmonary, and renal function are common and often complicate management of DCI. Approximately 70% of aSAH patients experience death or a permanent dependence on family members, and half die within one month after the hemorrhage. Of those who survive the initial month, half remain permanently dependent on a caregiver to maintain daily living (Becske, 2018).

We estimate that approximately 50,000 individuals experience aSAH each year in the US. The total addressable market for SAH is approximately $300 million in the U.S., and an estimated 50,000 patients in the European Union based on annual inpatient admissions and the average length-of-stay.

GTX-104 Near Term Milestones: Conduct Phase 3 Safety Study

In September 2021, we initiated our pivotal PK bridging study to evaluate the relative bioavailability of GTX-104 compared to currently marketed oral nimodipine capsules in approximately 50 healthy subjects. The PK study was the next required step in our proposed 505(b)(2) regulatory pathway for GTX-104.

Final results from this pivotal PK study were reported on May 18, 2022, and showed that the bioavailability of GTX-104 compared favorably with the oral formulation of nimodipine in all subjects, and no serious adverse events were observed for GTX-104.

All three endpoints indicated that statistically there was no difference in exposures between GTX-104 and oral nimodipine over the defined time periods for both maximum exposure and total exposure. Plasma concentrations obtained following IV administration showed significantly less variability between subjects as compared to oral administration of capsules, since IV administration is not as sensitive to some of the physiological processes that affect oral administration, such as taking the drug with and without meals, variable gastrointestinal transit time, variable drug uptake from the gastrointestinal tract into the systemic circulation, and variable hepatic blood flow and hepatic first pass metabolism. Previous studies have shown these processes significantly affect the oral bioavailability of nimodipine, and therefore cause oral administration to be prone to larger inter- and intra-subject variability.

The bioavailability of oral nimodipine capsules observed was only 8% compared to 100% for GTX-104. Consequently, about one-twelfth the amount of nimodipine is delivered with GTX-104 to achieve the same blood levels as with the oral capsules.

No serious adverse events and no adverse events leading to withdrawal were reported during the study.

Next Step – Initiate Phase 3 Safety Study for GTX-104

We plan to submit the final PK bridging study report to the FDA and to request a Type C meeting with the FDA to get the agency’s guidance on our proposed phase 3 study design. We expect to receive that guidance by the end of 2022 or early in the first calendar quarter of 2023. We anticipate that this feedback should allow us to initiate the Phase 3 Safety Study and enroll the first patient in the first half of 2023. The study is expected to take about 18 months to complete, and we expect this safety study to be the final clinical step required to seek approval under the 505(b)(2) regulatory pathway. Before submitting a New Drug Application to the FDA, Acasti plans to hold a pre-NDA meeting to enhance the likelihood of market approval.

GTX-102 Overview

GTX-102 is a novel, concentrated oral-mucosal spray of betamethasone intended to improve neurological symptoms of Ataxia Telangiectasia (“A-T”) for which there are currently no FDA-approved therapies. GTX-102 is a stable, concentrated oral spray formulation comprised of glucocorticoid betamethasone that together with other excipients can be sprayed conveniently over the tongue of the A-T patient and is rapidly absorbed.

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

Based on the Zannolli data, we believe that our GTX-102 concentrated oral spray has the potential to provide clinical benefits in decreasing A-T symptoms, including assessments of posture and gait disturbance and kinetic, speech and oculomotor functions. In addition, GTX-102 may ease drug administration for patients experiencing A-T given its application of 1-3x/day of 140µL of concentrated betamethasone liquid sprayed onto the tongue using a more convenient metered dose delivery system, as these A-T patients typically have difficulty swallowing (lefton-greif 2000).

GTX-102 PK Data to Date:

GTX-102 administered as a concentrated oral spray achieves similar blood levels at only 1/70th the volume of an oral solution of betamethasone. This more convenient mode of administration will be important for A-T patients who have difficulties swallowing large volumes of liquids.

GTX-102 Near-Term Milestones: Conduct PK Bridging and Confirmatory Phase 3 Clinical Trials

Acasti Pharma US has licensed the data from the multicenter, double-blinded, randomized, placebo-controlled crossover trial from Azienda Ospedaliera Universitaria Senese, Siena, Italy, where Dr. Zannolli et. al. studied the effect of oral liquid solution of betamethasone to reduce ataxia symptoms in patients with A-T. Note that this oral liquid solution is not marketed in the United States, and therefore is not available for clinical use; currently, betamethasone is only available in the United States as an injectable or as a topical cream. This license gives Acasti Pharma US the right to reference the study’s data in its NDA filing. On November 12, 2015, Acasti Pharma US submitted the data from the Zannolli study to the FDA’s Division of Neurology at a pre-Investigational New Drug (“IND”) meeting and received guidance from the agency on the regulatory requirements to seek approval.

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

Sources: Fletcher Spaght, Inc. analysis (2022)
Sources: Third Party Market Research (2022)

18

About Postherpetic Neuralgia (PHN)

PHN is neuropathic pain due to damage caused by the varicella zoster virus (“VZV”). Infection with VZV causes two distinct clinical conditions. Primary VZV infection causes varicella (i.e., chickenpox), a contagious rash illness that typically occurs among young children. Secondary VZV can reactivate clinically, decades after initial infection, to cause herpes zoster (“HZ”), otherwise known as shingles. Acute HZ arises when dormant virus particles, persisting within an affected sensory ganglion from the earlier, primary infection with VZV become reactivated when cellular immunity to varicella decreases. Viral particles replicate and may spread to the dorsal root, into the dorsal horn of the spinal cord, and through peripheral sensory nerve fibers down to the level of the skin. Viral particles also may circulate in the blood. This reactivation is accompanied by inflammation of the skin, immune response, hemorrhage, and destruction of peripheral and central neurons and their fibers. Following such neural degeneration, distinct types of pathophysiological mechanisms involving both the central and peripheral nervous systems may give rise to the severe nerve pain associated with PHN.

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

PHN is associated with significant loss of function and reduced quality of life, particularly in the elderly. It has a detrimental effect on all aspects of a patient's quality of life. The nature of PHN pain varies from mild to severe, constant, intermittent, or triggered by trivial stimuli. Approximately half of patients with PHN describe their pain as “horrible” or “excruciating,” ranging in duration from a few minutes to constant on a daily or almost daily basis (Katz, 2004). The pain can disrupt sleep, mood, work, and activities of daily living, adversely impacting the quality of life and leading to social withdrawal and depression. PHN is the number-one cause of intractable, debilitating pain in the elderly, and has been cited as the leading cause of suicide in chronic pain patients over the age of 70 (Hess, 1990).

Current treatment of PHN most often consists of oral gabapentin (first line) and prescription lidocaine patches or antidepressants (second line), and refractory cases may be prescribed opioids to address persistent pain. Gabapentin and opioid abuse have continued to proliferate, and lidocaine patches are suboptimal for many reasons. An independent third party market research firm commissioned by Acasti interviewed more than 250 physicians who regularly treat PHN patients, and found that approximately 40% of patients using lidocaine patches experience insufficient pain relief. Lidocaine patches are difficult to use, fall off, and look unsightly with possible skin sensitivity and irritation. Additionally, it can take up to two weeks for an optimal analgesic effect to be achieved. Prescription lidocaine patches are only approved for PHN, and the market is currently made up of both branded and generic offerings. It is estimated that PHN affects approximately 120,000 patients per year in the United States. According to the third-party report commissioned by Acasti, the total addressable market for GTX-101 could be as large as $2.5 billion, consisting of approximately $200 million for PHN pain and $2.3 billion for non-PHN pain indications.

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

The data from the single dose Phase 1 clinical trial for our topical bupivacaine spray was submitted to the FDA’s Division of Anesthesiology and feedback was received at a pre-IND meeting on April 18, 2018, that informed the design of preclinical toxicology studies and a clinical and regulatory pathway to approval under section 505(b)(2). We completed a minipig skin sensitivity study in the second calendar quarter of 2022, and we initiated a single dose PK study in healthy human volunteers in July 2022. This single dose PK study is expected to report out before the end of 2022 and will be followed by a multiple ascending dose study in 2023. Results from these non-clinical and clinical studies are required before the initiation of our Phase 2 program in PHN patients.

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

As product candidates advance through the pipeline, our commercial plans may change. Clinical data, the size of the development programs, the size of the target market, the size of a commercial infrastructure and manufacturing needs may all influence our U.S., European Union, and rest-of-world strategies.

Recent Developments

Nasdaq Letter

On July 27, 2022, we received written notification from the Nasdaq Listing Qualifications Department ("Nasdaq") for failing to maintain a minimum bid price of $1.00 per common share for the last 30 consecutive business days, as required by Nasdaq Listing Rule 5550(a)(2) - bid price (the "Minimum Bid

Price Rule"). The Nasdaq notification has no immediate effect on the listing of our common shares, and we have 180 calendar days, or until January 23, 2023, to regain compliance. If at any time over this period the bid price of our common shares closes at $1.00 per share or more for at least a minimum of ten consecutive business days, Nasdaq will provide written confirmation of compliance and the matter will be closed.

If we do not regain compliance within the initial 180-day period, but otherwise meet the continued listing requirements for market value of publicly-held shares and all other initial listing standards for the Nasdaq Listing Rule 5505 - Capital Market criteria, except for the Minimum Bid Price Rule, we may be eligible for an additional 180 calendar days to regain compliance. If we are not granted additional time, then our common shares will be subject to delisting, at which time we may appeal the delisting determination to a Nasdaq Hearings Panel.

We intend to monitor the closing bid price of its common shares and, if necessary, evaluate all available options to resolve the deficiency and regain compliance with the Minimum Bid Price Rule.

Initiation of Pharmacokinetic Study for GTX-102

On September 13, 2022, we announced the initiation of our planned PK bridging study to evaluate the comparative bioavailability pharmacokinetics, and safety in 48 healthy subjects of our oral betamethasone spray, GTX-102, compared to an intramuscular injection of betamethasone and to an oral solution of betamethasone.

Newly Elected Directors

At our annual and special shareholders meeting held on September 28, 2022, all five nominees for the board of directors listed in our proxy statement dated August 31, 2022, being Jean Marie (John) Canan, Jan D’Alvise, Donald Olds, Vimal Kavuru and Michael L. Derby were elected as directors of Acasti to serve for a term that expires at our 2023 annual meeting of shareholders or until their successors are duly elected or appointed, unless such office is earlier vacated in accordance with our by-laws. Mr. Derby will join the Audit Committee together with Mr. Canan (Chair) and Mr. Olds, and Mr. Canan will join the GHR Committee together with Mr. Olds (Chair) and Mr. Kavuru. Acasti also announced that Vimal Kavuru, an independent director, was appointed as Chairman of the Company.

Stock Option Grants

On September 29, 2022, we announced an aggregate of 220,000 stock options were granted to certain directors of the Company under our stock option plan. The stock options were granted by the board of directors as part of the annual performance review in accordance with our long-term incentive program and upon the recommendation of our external compensation consultant. Subject to the terms and conditions of the stock option plan, options granted to directors will vest in equal monthly installments over a period of 12 months. Each option will entitle the holder to purchase one common share at a price of CDN$ 0.80 per share, until September 28, 2032.

Court Dismissal of Stockholder Litigation

On September 30, 2022, we announced that a New York court has dismissed the remaining stockholder litigation filed in connection with our acquisition of Grace Therapeutics, Inc. via merger in August 2021 (the “Merger”). As previously disclosed, four stockholder lawsuits were filed against Acasti and certain of its directors and officers in connection with the Merger, claiming that the Company’s public disclosures relating to the Merger misstated or omitted material information and violated Section 14(a) of the U.S. Securities Exchange Act of 1934. Two of the four cases were voluntarily dismissed. The remaining two cases were consolidated before the United States District Court for the Southern District of New York. Acasti and the individual defendants filed a motion to dismiss on February 25, 2022. In a 45-page opinion the court granted the motion to dismiss in its entirety, finding that the consolidated complaint failed to allege any facts showing that Acasti made a materially misleading statement or material omission in its Merger-related disclosures. Accordingly, subject to any appeal that may be taken in response to the ruling, all stockholder suits filed in connection with the Merger have now been dismissed.

Senior Management Changes

On September 13, 2022, we announced that Prashant Kohli has been named Chief Commercial Officer. Mr. Kohli previously served as our VP of Commercial Operations.

COVID-19 Update

To date, the ongoing COVID-19 pandemic has not caused significant disruptions to our business operations and research and development activities.

The extent to which the COVID-19 pandemic impacts our business and prospects and the timing and completion of future clinical trials for our new drug candidates will depend on future developments, which remain highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 variants and the actions to contain the COVID-19 pandemic or treat its impact, among others.

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

Our assets as at September 30, 2022, include cash and cash equivalents and short-term investments totaling $34.9 million and intangible assets and goodwill totaling $82.8 million. Our current liabilities total $3.8 million as at September 30, 2022 and are comprised primarily of amounts due to or accrued for creditors.

Comparative Financial Information for the Three and Six Months ended September 30, 2022 and 2021

	Three months ended			Six Months ended
	September 30, 2022	September 30, 2021	Increase (Decrease)	September 30, 2022	September 30, 2021	Increase (Decrease)
	$	$	$	$	$	$
Net income (loss)	(4,929)	981	5,910	(9,453)	(2,137)	7,316
Basic and diluted gain (loss) per share	(0.11)	0.03	0.14	(0.21)	(0.07)	0.14
Total assets	120,911	119,796	1,115	120,911	119,796	1,115
Working capital1	33,700	50,069	(16,369)	33,700	50,069	(16,369)
Total non-current financial liabilities	450	1,116	(666)	450	1,116	(666)
Total shareholders’ equity	100,164	114,204	(14,040)	100,164	114,204	(14,040)

1 Working capital is calculated by subtracting current liabilities from current assets. Because there is no standard method endorsed by U.S. GAAP requirements, the results may not be comparable to similar measurements presented by other public companies.

Results of Operations for the Three and Six Months ended September 30, 2022 and 2021

	Three months ended			Six Months ended
	September 30, 2022	September 30, 2021	Increase (Decrease)	September 30, 2022	September 30, 2021	Increase (Decrease)
	$	$	$	$	$	$

Operating expenses
Research and development expenses, net of government assistance	3,292	585	2,707	5,882	1,054	4,828
General and administrative expenses	1,680	2,957	(1,277)	3,598	5,633	(2,035)
Sales and marketing expenses	136	25	111	357	25	332
Loss from operating activities	(5,108)	(3,567)	1,541	(9,837)	(6,712)	3,125

Financial Income (expense)	24	4,548	(4,524)	(13)	4,575	(4,588)
Income tax recovery	155	—	155	397	—	397
Net income (loss)	(4,929)	981	5,910	(9,453)	(2,137)	7,316

Net Loss

The net loss of $4,929 or $0.11 per share for the three months ended September 30, 2022, increased by $5,910 from the net income of $981 or $0.03 per share for the three months ended September 30, 2021.

The net loss of $9,453 or $0.21 per share for the six months ended September 30, 2022, increased by $7,316 from the net loss of $2,137 or $0.07 per share for the six months ended September 30, 2021.

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

Our research and development during the three and six months ended September 30, 2022, was focused primarily on our clinical development programs for our GTX-104, GTX-102, and GTX-101 drug candidates, which were acquired in the Grace merger on August 27, 2021. Research and development expenses during the three and six months ended September 30, 2021 related to the completion of our TRILOGY Phase 3 clinical program for our former drug candidate, CaPre.

The following table summarizes our research and development expenses for the periods presented:

Research and development expenses
	Three months			Six Months ended
	September 30, 2022	September 30, 2021	Increase (Decrease)	September 30, 2022	September 30, 2021	Increase (Decrease)
	$	$	$	$	$	$
Third-party contract research expenses:
Clinical development programs:
GTX-104	116	177	(61)	439	177	262
GTX-102	17	—	17	584	—	584
GTX-101	1,606	—	1,606	2,243	—	2,243
Other third-party contract research expenses	456	110	346	610	186	424
Professional fees	290	27	263	533	43	490
Other research and development costs	76	30	46	164	63	101
Government grants & tax credits	109	(129)	238	(81)	(129)	48
Total third-party research and development expenses[1]	2,670	215	2,455	4,492	340	4,152
Salaries and benefits	472	332	140	961	626	335
Stock-based compensation	184	38	146	342	88	254
Depreciation and write off of equipment	(34)	—	(34)	87	—	87
Total	3,292	585	2,707	5,882	1,054	4,828

1 Total third-party research and development expenses is calculated before salaries, depreciation, amortization write off and stock-based compensation. Because there is no standard method endorsed by GAAP, the results may not be comparable to similar measurements presented by other public companies.

Total third-party research and development expenses before salaries and benefits, depreciation, amortization, write off and stock-based compensation expenses for the three and six months ended September 30, 2022, totaled $2,670 and $4,492, respectively compared to $215 and $340 for the three and six months ended September 30, 2021. This increase of $2,455 and $4,152, respectively related mostly to the initiation of clinical development programs for GTX 104, GTX 102 and GTX 101.

Third-party contract research expenses related to GTX-104 amounted to $116 and $439, for the three and six months ended September 30, 2022, as our PK bridging study progressed. Third party contract research expenses of $17 and $584 for the three and six months ended September 30, 2022, for GTX-102 are related to the progression of our CMC Phase 1 work for the manufacturing of clinical trial materials. Third party contract research expenses of $1,606 and $2,243, for the three and six months ended September 30, 2022 for GTX-101 were mostly related to the planning and initiation of the Phase 1 single dose study. Other third-party contract research expenses of $456 and $610 for the three and six months ended September 30, 2022 increased by $346 and $424, respectively from $110 and $610, respectively, for the three and six months ended September 30, 2021, due to increased IP legal costs to support and maintain our patents that support GTX-104, GTX-102 and GTX-101. Professional fees of $290 and $533 for the three and six months ended September 30, 2022, increased by $263 and $490, respectively from $27 and $43 related to increased specialized consultants supporting our clinical programs for GTX-104, GTX-102 and GTX-101.

For the three months ended September 30, 2022, government grants and tax credits increased total third-party research and development expenses, due to adjustments of prior period provision regarding uncertain tax positions after assessments and correspondence from tax authorities. For the six months ended September 30, 2022, third-party research and development expenses were reduced by $81 related to government credit eligible research activities related to our clinical programs for GTX-104, GTX-102 and GTX-101.

Salaries and benefits of $472 and $ 961 for the three and six months ended September 30, 2022, increased by $140 and $335, respectively from $332 and $626 for the three and six months ended September 30, 2021. The increase for both the three and six months periods related to additional R&D headcount since the Grace merger, as well as the renewed accruals for our employee incentive bonus program.

General and administrative expenses

General and administrative expenses consist primarily of salaries and related benefits, including share-based compensation, related to our executive, finance, legal, and support functions and other general and administrative expenses include professional fees for auditing, tax, consulting, rent and utilities and insurance.

General and administrative expenses
	Three months ended			Six Months ended
	September 30, 2022	September 30, 2021	Increase (Decrease)	September 30, 2022	September 30, 2021	Increase (Decrease)
	$	$	$	$	$	$
Salaries and benefits	472	276	196	1,004	603	401
Professional fees	434	2,203	(1,769)	1,037	4,144	(3,107)
Other	418	402	16	873	707	166
General and administrative expense before stock-based compensation and depreciation [1]	1,324	2,881	(1,557)	2,914	5,454	(2,540)
Stock-based compensation	368	76	292	650	179	471
Depreciation	(12)	—	(12)	34	—	34
Total	1,680	2,957	(1,277)	3,598	5,633	(2,035)

1 General and administrative sub-total expenses is calculated before stock-based compensation and depreciation. Because there is no standard method endorsed by GAAP, the results may not be comparable to similar measurements presented by other public companies.

General and administrative expenses totaled $1,324 and $2,914 before stock-based compensation and depreciation expense for the three and six months ended September 30, 2022, a decrease of $1,557 and $2,540, respectively from $2,881 and $5,454 for the three and six months ended September 30, 2021.

The decrease in both the three and six months periods were primarily a result of decreased legal, tax, accounting and other professional fees related to the Grace merger. The decrease in professional fees was partially offset by an increase in salaries and benefits due to the renewed accrual for our employee incentive bonus program.

Sales and marketing

Sales and marketing expenses consist primarily of salaries and benefits, including share-based compensation, related to our commercial functions.

Sales and marketing expenses
	Three months ended			Six Months ended
	September 30, 2022	September 30, 2021	Increase (Decrease)	September 30, 2022	September 30, 2021	Increase (Decrease)
	$	$	$	$	$	$
Salaries and benefits	99	25	74	281	25	256
Professional fees	4	—	4	9	—	9
Other	3	—	3	13	—	13
Sub-total	106	25	81	303	25	278
Stock-based compensation	30	—	30	54	—	54
Total	136	25	111	357	25	332

1 Sales and marketing sub-total expenses is calculated before stock-based compensation. Because there is no standard method endorsed by GAAP, the results may not be comparable to similar measurements presented by other public companies.

Sales and marketing expenses before stock-based compensation expense totaled $106 and $303 for the three and six months ended September 30, 2022, compared to $25 for the three and six months ended September 30, 2021. The increase of $81 and $278, respectively was mostly due to an increase in salaries associated with added personnel.

Aggregate stock-based compensation expense increased by $468 to $1,046 for the six months ended September 30, 2022 as compared to $267 for the six months ended September 30, 2021. This increase was due to the timing of the stock options granted during the year ended March 31, 2022, and year ended March 31, 2021, as well as the new grants in the current fiscal period.

Aggregate depreciation expense increased by $106 for the six months ended September 30, 2022, from nil for the six months ended September 30, 2021. This increase is due to the impact of certain equipment being reclassified from held for sale to held for use during the six months ended September 30, 2022, resulting in additional depreciation being recognized.

Liquidity and Capital Resources

Share Capital Structure

Our authorized share capital consists of an unlimited number of Class A, Class B, Class C, Class D and Class E shares, without par value. Issued and outstanding fully paid shares, stock options, and warrants, were as follows for the periods indicated (after giving effect to our 8:1 share consolidation, which became effective on August 31, 2021):

	September 30, 2022	March 31, 2022
	Number outstanding	Number outstanding
Class A shares, voting, participating and without par value	44,494,193	44,288,183
Stock options granted and outstanding	4,445,844	2,989,381
May 2018 Canadian public offering of warrants exercisable at CAD$10.48 until May 9, 2023	824,218	824,218
December 2017 U.S. public offering of warrants exercisable at US$10.08 until December 19, 2022	884,120	884,120
December 2017 U.S. public offering broker warrants exercisable at US$10.10 until December 27, 2022	32,390	32,390

Total fully diluted shares	50,680,765	49,018,292

Cash Flows and Financial Condition for the six months ended September 30, 2022 and 2021

Summary

As at September 30, 2022, cash and cash equivalents totaled $34,926, a net increase of $4,587 compared to cash and cash equivalents totaling $30,339 at March 31, 2022.

Net cash used in operation activities

Net cash used in operating activities for the six months ended September 30, 2022, was $8,865, compared to $9,505 for the same period in 2021, a decrease of $640. Cash used in operating activities during 2022 primarily related to our net loss of $9,453, adjusted for non-cash items such as stock-based compensation of $1,046, income tax recovery of $397 and changes in our operating assets and liabilities of $137. Cash used in operating activities during 2021 primarily related to our net loss of $2,137, adjusted for non-cash items such as change in fair value of warrant liabilities of $4,080, unrealized foreign exchange gain of $420 and changes in our operating assets and liabilities of $3,135.

Net cash used in investing activities

For the six months ended September 30, 2022, our investing activities generated cash of $13,162, compared to cash used of $4,090 for the six months ended September 30, 2021. The increase in cash generated was a function of an increase in proceeds from maturity of short-term investments.

Net cash used in financing activities

Net cash provided by financing activities for the six months ended September 30, 2022, totaled $304 compared to cash generated of nil during the six months ended September 30, 2021, due to proceeds from the sale of common shares under our ATM program.

ATM program

On June 29, 2020, we entered into an amended and restated sales agreement (the “Sales Agreement”) with B. Riley, Oppenheimer & Co. Inc. and H.C. Wainwright & Co., LLC (collectively, the “Agents”). Under the terms of the Sales Agreement, which has a three-year term, we may issue and sell from time-to-time common shares having an aggregate offering price of up to $75,000,000 through the Agents. Subject to the terms and conditions of the Sales Agreement, the Agents will use their commercially reasonable efforts to sell the common shares from time to time, based upon our instructions. We have no obligation to sell any of the common shares and may at any time suspend sales under the Sales Agreement. We and the Agents may terminate the Sales Agreement in accordance with its terms. Under the terms of the Sales Agreement, we have provided the Agents with customary indemnification rights and the Agents will be entitled to compensation at a commission rate equal to 3.0% of the gross proceeds from each sale of the common shares.

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

During the six months ended September 30, 2022, 324,648 common shares were sold under the ATM Program for total net proceeds of approximately $304. The common shares were sold at the prevailing market prices, which resulted in an average price of approximately $0.95 per share.

Financial Position

The following table details the significant changes to the statements of financial position as at September 30, 2022, compared to the prior fiscal year end at March 31, 2022:

Accounts	Increase (Decrease) $	Comments
Cash and cash equivalents	4,587	See cash flow statement
Investments	(13,308)	Maturity of investments
Receivables	311	Timing of reimbursement of sales taxes
Prepaid expenses	634	Renewal of insurance contract and other prepaid expenses (advances to US vendors)
Right of use asset	195	Adjustment to the net present value of lease contract for Sherbrooke
Equipment	(128)	Depreciation of equipment put back in use
Trade and other payables	579	Timing of payments net of accruals
Lease liability	225	Future obligations offset by payment of lease liability
Derivative warrant liabilities	(10)	Change in fair value of derivative warrants
Deferred tax liability	(397)	Related to acquisition of Grace

See the statement of changes in equity in our financial statements for details of changes to the equity accounts during the three and six months ended September 30, 2022 and 2021.

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

Intangible assets of $69,810 relate to the value of IPR&D, related to Grace’s therapeutic pipeline, consisting of three unique clinical stage programs/assets supported by intellectual property, the value of which has been attributed as follows:

$
Intangible assets – in-process research and development
GTX-104	27,595
GTX-102	31,908
GTX-101	10,307
Total	69,810

Assets Held for Sale

We determined to actively market for sale Other assets and Production equipment and have met the criteria for classification of assets held for sale:

	September 30, 2022	March 31, 2022
		Reclassed as explained below
	$	$
Other assets (a)	195	195
Production equipment (b)	157	157
	352	352

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

Production equipment

September 30, 2022	Cost, net of impairment	Accumulated depreciation	Net book value
	$	$	$
Production equipment	1,179	(1,022)	157
	1,179	(1,022)	157

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

During the six months ended September 30, 2022, we reclassed the following assets from assets held for sale as they no longer met the criteria of such classification.

	Cost, net of impairment	Accumulated depreciation	Net book value reclassed from held for sale
	$	$	$
Furniture and office equipment	17	(5)	12
Computer equipment	94	(6)	88
Laboratory equipment	585	(435)	150
	696	(446)	250

Furthermore, depreciation expense of $106 was recognized related to the period from the date that the assets were classified as held for sale until the end of the current period. The reclassification from held for sale to equipment was reflected on the comparative balance sheet. .

Contractual Obligations and Commitments

A summary of the contractual obligations at September 30, 2022, is as follows:

Contractual Obligations	Total	Less than 1 year	1 to 3 years	More than 3 years
	$	$	$	$
Trade and other payables	3,735	3,735	—	—
Operating lease obligations	529,734	89,288	187,787	252,659
RKO supply agreement	2,800	2,800	—	—

Total	536,269	95,823	187,787	252,659

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

RKO supply agreement

On October 25, 2019, we signed a supply agreement with Aker Biomarine Antarctic. (“Aker”) to purchase raw krill oil product for a committed volume of commercial starting material for CaPre for a total fixed value of $3.1 million. As at September 30, 2022, the remaining balance of the commitment with Aker amounts to $2.8 million. During the second calendar quarter of 2022, Aker informed the Company that Aker believed it had satisfied the terms of the supply agreement as to their ability to deliver the remaining balance of krill oil product, and that the Company was therefore required to accept the remaining product commitment and to pay Aker the $2.8 million balance. We disagree with Aker’s position and believe that Aker is not entitled to further payment under the supply agreement. Accordingly, no liability has been recorded. The dispute was unresolved as of September 30, 2022 and remains unresolved. There is uncertainty as to whether the Company will be required to make further payment to Aker in connection with the dispute. Additionally, in the event the Company is required to accept delivery from Aker of the remaining balance of krill oil product under the supply agreement, there is uncertainty as to whether the Company can recover value from the product, which may result in the Corporation incurring a loss on the supply agreement in the near term.

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

Estimates and assumptions include the measurement of derivative warrant liabilities, stock-based compensation, assets held for sale, acquisition of Grace valuation of intangibles, goodwill and RKO supply agreement. Estimates and assumptions are also involved in measuring the accrual of services rendered with respect to research and development expenditures at each reporting date and determining which research and development expenses qualify for research and development tax credits and in what amounts. We recognize the tax credits once we have reasonable assurance that they will be realized. Recorded tax credits are subject to review and approval by tax authorities and, therefore, could be different from the amounts recorded. Estimates and assumptions are also utilized in the assessment of impairment of deferred financing costs, equipment, and intangibles.

Critical Accounting Policies

Valuation of Intangible Assets and Goodwill

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

Our IPR&D and Goodwill was $82.8 million as of September 30, 2022, which represents 68% of total assets. Goodwill and indefinite-lived assets are not amortized but are subject to an impairment review annually and more frequently when indicators of impairment exist. An impairment of goodwill could occur if the carrying amount of a reporting unit exceeds the fair value of that reporting unit. An impairment of indefinite-lived intangible assets would occur if the fair value of the intangible asset is less than the carrying value.

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

If we conclude it is more likely than not that the fair value is less than its carrying amount, a quantitative impairment test is performed. We reviewed Goodwill and our IPR&D assets for impairment on the anniversary of acquisition of August 27, 2022. We performed a quantitative assessment of our three individual projects. The estimated fair values of identifiable intangible assets were determined using the multi-period excess earnings method, which is a valuation methodology that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. The projected discounted cash flow models used to estimate the fair value of assets of our IPR&D reflect significant assumptions and are level 3 unobservable data regarding the estimates a market participant would make in order to evaluate a drug development asset, including the following:

•
Probability of clinical success of research and development and obtaining regulatory approval;
•
Forecasted net sales from up-front and milestone payments, royalties and product sales; and
•
A discount rate reflecting our weighted average cost of capital and specific risk inherent in the underlying assets.

The projected discounted cash flow model used to estimate the fair value of our reporting unit includes a significant assumption related to each projects probability of clinical success, which is reflected in the cash flows. Based on our fair value assessment a possible impairment loss would result if the probability of success assumptions decreased more than approximately 7% for each year and each project, all other assumptions remaining constant.

The following table depicts as at the impairment assessment date, the discount rate used in the fair value model and the discount rate in which an impairment loss would occur.

Discount assumption	GTX 101	GTX 104	GTX 102

Discount rate used in fair value model	22.8%	24.8%	21.5%
Discount rate that results in possible impairment	> 24%	> 26.6%	> 21.7%

The valuation of our IPR&D has significant measurement uncertainty given the risks and uncertainties associated with the timely and successful completion of the development and commercialization of product candidates. We engaged a third party valuation firm to assist us with the valuation of the IPR&D and goodwill. Assumptions are difficult to make accurately and were mainly derived from life science studies, industry data, and peer company information that our management believes represent appropriate comparable data. Estimates of value are required to be discounted to account for risks related to the inherent uncertainties of the overall development and commercialization processes.

A quantitative assessment involves comparing the carrying values, including goodwill, to its estimated fair value. The projected discounted cash flow model used to estimate the fair value of our reporting unit includes an assumption related to our discount rate which reflects our weighted average cost of capital. The discount we used was 23.3% and if it were greater than 24.9% a possible impairment loss would occur of goodwill.

The summation of our Goodwill and IPR&D fair values, as indicated by our discounted cash flow calculations, were compared to our consolidated fair value, as indicated by our market capitalization, to evaluate the reasonableness of our calculations. We validated the control premium effect through identification of recent public market information of comparable peer acquisition transactions. The selection of comparable peer acquisition transactions are subject to judgment and uncertainty. The impairment assessment is sensitive to changes in forecasted cash flows, our selected discount rate as well as the implied control premiums. Changes to our results, forecast assumptions and estimates could materially affect the estimation of the fair value.

The result of our quantitative assessment indicated that there is no impairment.

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

Currency Risk

We are exposed to the financial risk related to the fluctuation of foreign exchange rates and the degrees of volatility of those rates. Foreign currency risk is limited to the portion of our business transactions denominated in currencies other than our functional currency. On April 1, 2022, our functional currency was changed from the Canadian dollar to the US dollar. This change is reflected prospectively in our financial statements.

Fluctuations related to foreign exchange rates could cause unforeseen fluctuations in our operating results.

Since April 1, 2022, a portion of our expenses, mainly related to research contracts is incurred in Canadian dollars and in Euros, for which no financial hedging is in place.

There is a financial risk related to the fluctuation in the value of the Canadian dollar and the Euro in relation to the U.S. dollar. In order to minimize the financial risk related to the fluctuation in the value of the Canadian dollar in relation to the U.S. dollar, funds continue to be invested as cash and cash equivalents and short-term investments in the Canadian dollar.

The following table provides an indication of our significant foreign exchange currency exposures from functional currency at the following dates:

	September 30, 2022		September 30, 2021
	US $	Euro	CAD $	Euro

Cash and cash equivalents	1,845	—	42,127	—
Investments	14	—	15,747	—
Trade and other payables	(593)	(102)	(4,236)	—
	1,266	(102)	53,638	—

The following exchange rates are those applicable to the following periods and dates:

	September 30, 2022		September 30, 2021
	Average	Reporting	Average	Reporting

US$ per CAD (2021 - CAD per US $)	0.7658	0.7231	1.2579	1.2680
USD$ per Euro	1.0355	0.9802	1.4852	1.4683

Based on our foreign currency exposures noted above, varying the above foreign exchange rates to reflect a 5% strengthening of the Canadian dollar and Euro would have an increase (decrease) in net loss as follows, assuming that all other variables remain constant:

September 30, 2022
$

Increase (decrease) in net loss	89

Based on our foreign currency exposures noted above, varying the above foreign exchange rates to reflect a 5% strengthening of the U.S. dollar and Euro would have an increase (decrease) in net loss as follows, assuming that all other variables remain constant:

September 30, 2021
$

Increase (decrease) in net loss	3,401

An assumed 5% weakening of the foreign currencies would have an equal but opposite effect on the basis that all other variables remained constant.

Interest Rate Risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market rates. Our exposure to interest rate risk as at September 30, 2022 and 2021 was as follows:

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

Our contractual obligations related to financial instruments and other obligations and liquidity resources are presented in the liquidity and capital resources of this MD&A and note 1, of our financial statements found elsewhere in this quarterly report.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, our management, with the participation of our CEO and CFO, has performed an evaluation of the effectiveness of our disclosure controls and procedures within the meaning of Rules 13a-15 (e) and 15d-15(e) of the Exchange Act. Based upon this evaluation, our management has concluded that, as of September 30, 2022, our existing disclosure controls and procedures were effective. It should be noted that while our CEO and CFO believe that our disclosure controls and procedures provide a reasonable level of assurance that they are effective, they do not expect the disclosure controls and procedures to be capable of preventing all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met.

Changes in Internal Control over Financial Reporting

No changes were made to our internal controls over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Litigation Related to the Merger

In connection with the Grace merger, four stockholder lawsuits were filed:

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

The Complaints generally allege that our public disclosures pertaining to the Grace merger omitted material facts in purported violation of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and further that members of our Board of Directors are liable for those purported omissions under Section 20(a) of the Exchange Act. The relief sought in the Complaints included, among other things to enjoin the consummation of the merger pending disclosure of sufficient information, to award damages purportedly caused by the alleged omissions, and to award plaintiffs’ attorneys’ fees and other costs.

The Dawson and Weir Complaints were voluntarily dismissed without prejudice. The Bisel and Castaldo Complaints were consolidated. The plaintiffs amended their Complaint in the consolidated action on October 1, 2021, to assert their claims on a class wide basis. The court appointed Plaintiff Castaldo as Lead Plaintiff for the putative class in the consolidated action. Castaldo filed an amended Complaint by February 4, 2022. we filed a motion to dismiss on February 25, 2022.

On September 30, 2022, we announced that a New York court has dismissed the remaining Complaint. In a 45-page opinion, the court granted our motion to dismiss in its entirety, finding that the amended Complaint failed to allege any facts showing that Acasti made a materially misleading statement or material omission in its merger-related disclosures. Accordingly, subject to any appeal that may be taken in response to the ruling, all stockholder suits filed in connection with the Grace merger have now been dismissed.

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

10.1	Acasti Stock Option Plan (incorporated by reference to Schedule A to Acasti’s proxy statement (File No. 001-35776) filed with the Commission on August 31, 2022)

10.2	Acasti Equity Incentive Plan (incorporated by reference to Schedule B to Acasti’s proxy statement (File No. 001-35776) filed with the Commission on August 31, 2022)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2022

ACASTI PHARMA INC.

By:	/s/ Janelle D’Alvise
Name: Janelle D’Alvise
Title: President and Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Brian Ford
Name: Brian Ford
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)