Form 10-Q
period 2022-12-31
Acasti Pharma Inc.
filed 2023-02-14
CIK 1444192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________

FORM 10-Q

______________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

The number of outstanding common shares of the registrant, no par value per share, as of February 14, 2023, was 44,612,831.

ACASTI PHARMA INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended December 31, 2022

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
•
the potential for our drug candidates to receive final orphan drug designation from the U.S. Food and Drug Administration (“FDA”) or regulatory approval under the Section 505(b)(2) regulatory pathway under the Federal Food, Drug and Cosmetic Act;
•
the future prospects of our GTX-104 drug candidate, including but not limited to GTX-104’s potential to be administered to improve the management of hypotension in patients with subarachnoid hemorrhage (“SAH”); GTX-104’s potential to reduce the incidence of hypotension or vasospasm in SAH patients resulting in better outcomes; GTX-104’s potential to provide for reduced use of rescue therapies, such as vasopressors in patients with SAH; the timing of the FDA's clarifying guidance through a written Type C meeting, and whether the FDA will agree with our proposed Phase 3 safety study design and target endpoints for GTX-104; the timing and outcome of the initiation and completion of the Phase 3 safety study for GTX-104; our ability to ultimately file a new drug application (“NDA”) for GTX-104 under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act; and the timing and ability to receive FDA approval for marketing GTX-104;
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
•
the future prospects of our GTX-101 drug candidate, including but not limited to GTX-101’s potential to be administered to postherpetic neuralgia (“PHN”) patients to treat the severe nerve pain associated with the disease; assumptions about the biphasic delivery mechanism of GTX-101, including its potential for rapid onset and continuous pain relief for up to 24 hours; and the timing and outcomes of a multiple ascending dose PK bridging study, and subsequent Phase 2 and Phase 3 efficacy and safety studies; the timing of an NDA filing under Section 505(b)(2) for GTX-101; and the timing and ability to receive FDA approval for marketing GTX-101;
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
•
expectations and forecasts related to our intellectual property portfolio, including but not limited to the probability of receiving final orphan drug designation from the FDA for our leading pipeline products; our patent portfolio strategy; and outcomes of our patent protection filings;
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

In addition, the forward-looking statements in this quarterly report are subject to a number of known and unknown risks, uncertainties and other factors, many of which are beyond our control, that could cause our actual results and developments to differ materially from those that are disclosed in or implied by the forward-looking statements, including, among others:

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
•
Any relationships with healthcare professionals, principal investigators, consultants, customers (actual and potential) and third-party payers are and will continue to be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, marketing expenditure tracking and disclosure, or sunshine laws, government price reporting and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face penalties, including, without limitation, civil, criminal, and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of our operations.
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
•
We may not be successful in establishing development and commercialization collaborations, which could adversely affect, and potentially prevent, our ability to develop our drug candidates.
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

Except as otherwise indicated, references in this quarterly report to “Acasti,” “the Company,” “we,” “us” and “our” refer to Acasti Pharma Inc. and its consolidated subsidiaries, including Acasti Pharma U.S., which is formerly Grace Therapeutics, Inc. ("Grace").

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

Condensed Consolidated Interim Financial Statements of
(Unaudited)

ACASTI PHARMA INC.

Three and Nine months ended December 31, 2022 and 2021

ACASTI PHARMA INC.

Condensed Consolidated Interim Balance Sheet

(Unaudited)

		December 31, 2022	March 31, 2022
(Expressed in thousands of U.S. dollars except share data)	Notes	$	$
Assets

Current assets:
Cash and cash equivalents		26,241	30,339
Short-term investments	5	5,015	13,322
Receivables		778	548
Assets held for sale	6	352	352
Prepaid expenses		1,042	720
Total current assets		33,428	45,281

Right of use asset		487	315
Equipment		112	250
Intangible assets	4	69,810	69,810
Goodwill		12,964	12,964
Total assets		116,801	128,620

Liabilities and shareholders’ equity
Current liabilities:
Trade and other payables		3,360	3,156
Lease liability		73	104
Total current liabilities		3,433	3,260

Derivative warrant liabilities		—	10
Lease liability		430	191
Deferred tax liability		16,218	16,889
Total liabilities		20,081	20,350

Shareholders’ equity:
Common shares	7(a)	258,294	257,990
Additional paid-in capital		13,643	12,154
Accumulated other comprehensive loss		(6,038)	(6,037)
Accumulated deficit		(169,179)	(155,837)
Total shareholder’s equity		96,720	108,270

Commitments and contingencies	12

Total liabilities and shareholders’ equity		116,801	128,620

See accompanying notes to unaudited interim financial statements.

ACASTI PHARMA INC.

Condensed Consolidated Interim Statements of Loss and Comprehensive Loss

(Unaudited)

Three and Nine months ended December 31, 2022 and 2021

		Three months ended		Nine months ended
		December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
(Expressed in thousands of U.S dollars, except per share data)	Notes	$	$	$	$

Operating expenses
Research and development expenses, net of government assistance	8	(2,450)	(2,179)	(8,332)	(3,233)
General and administrative expenses		(1,589)	(1,808)	(5,187)	(7,441)
Sales and marketing expenses		(206)	(238)	(563)	(263)
Impairment of Other asset and prepaid		—	(249)	—	(249)
Loss from operating activities		(4,245)	(4,474)	(14,082)	(11,186)

Financial income (expenses)	9	82	696	69	5,271
Loss before income tax recovery		(4,163)	(3,778)	(14,013)	(5,915)

Income tax recovery		274	—	671	—

Loss and total comprehensive loss)		(3,889)	(3,778)	(13,342)	(5,915)

Basic and diluted loss per share		(0.09)	(0.09)	(0.30)	(0.23)

Weighted average number of shares outstanding		44,612,831	44,288,183	44,497,907	25,785,579

See accompanying notes to unaudited interim financial statements

ACASTI PARMA INC.

Condensed Consolidated Interim Statements of Changes in Shareholder’s Equity

(Unaudited)

Three and Nine months ended December 31, 2022 and 2021

		Common Shares
(Expressed in thousands of U.S. dollars except share data)	Notes	Number	Dollar	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
			$	$	$	$	$
Balance, March 31, 2022		44,288,183	257,990	12,154	(6,037)	(155,837)	108,270
Net loss and total comprehensive loss for the period		—	—	—	—	(4,524)	(4,524)
Cumulative translation adjustment		—	—	—	(2)	—	(2)
Net proceeds from shares issued under the at-the-market (ATM) program		206,010	195	—	—	—	195
Stock based compensation	10	—	—	464	—	—	464
Balance at June 30, 2022		44,494,193	258,185	12,618	(6,039)	(160,361)	104,403

Net loss and total comprehensive loss for the period		—	—	—	—	(4,929)	(4,929)
Cumulative translation adjustment		—	—	—	(1)	—	(1)
Net proceeds from shares issued under the at-the-market (ATM) program		118,638	109	—	—	—	109
Stock based compensation	10	—	—	582	—	—	582
Balance at September 30, 2022		44,612,831	258,294	13,200	(6,040)	(165,290)	100,164

Net loss and total comprehensive loss for the period		—	—	—	—	(3,889)	(3,889)
Cumulative translation adjustment		—	—	—	2	—	2
Stock based compensation	10	—	—	443	—	—	443
Balance at December 31, 2022		44,612,831	258,294	13,643	(6,038)	(169,179)	96,720

		Common Shares
(Expressed in thousands of US dollars except for share data)	Notes	Number	Dollar	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
			$	$	$	$	$
Balance, March 31, 2021		26,046,950	197,194	10,817	(6,333)	(146,018)	55,660
Net loss and total comprehensive loss for the period		—	—	—	—	(3,118)	(3,118)
Cumulative translation adjustment		—	—	—	762	—	762
Stock based compensation	10	—	—	153	—	—	153
Balance at June 30, 2021		26,046,950	197,194	10,970	(5,571)	(149,136)	53,457

Net loss and total comprehensive loss for the period		—	—	—	—	981	981
Cumulative translation adjustment		—	—	—	(1,149)	—	(1,149)
Stock based compensation	10	—	—	114	—	—	114
Common shares issued in relation to merger with Grade via share-for-share		18,241,233	60,801	—	0	—	60,801
Balance at September 30, 2021		44,288,183	257,995	11,084	(6,720)	(148,155)	114,204

Net loss and total comprehensive loss for the period		—	—	—	—	(3,778)	(3,778)
Cumulative translation adjustment		—	—	—	187	—	187
Stock based compensation	13	—	—	454	—		454
Fees related to share-for-share issuance for merger with Grace	4	—	(5)	—	—	—	(5)
Balance at December 31, 2021		44,288,183	257,990	11,538	(6,533)	(151,933)	111,062

ACASTI PHARMA INC.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

Three and Nine months ended December 31, 2022 and 2021

		Nine months ended
		December 31, 2022	December 31, 2021
(thousands of U.S. dollars)	Notes	$	$
Cash flows used in operating activities:
Net loss for the period		(13,342)	(5,915)
Adjustments:
Depreciation of equipment		116	—
Impairment of Other Asset and prepaid		—	249
Stock-based compensation	10	1,489	721
Change in fair value of warrant liabilities		(10)	(4,908)
Income tax recovery		(671)	—
Unrealized foreign exchange (gain) loss		(28)	(418)
Write off of equipment		31	—
Changes in non-cash working capital items	11	(172)	(3,818)
Net cash used in operating activities		(12,587)	(14,089)

Cash flows from (used in) investing activities:
Acquisition of equipment		(9)	—
Acquisition of short-term investments		(5,015)	(34,852)
Maturity of short-term investment		13,185	31,319
Net cash from (used in) investing activities		8,161	(3,533)

Cash flows from (used in) financing activities:
Net proceeds from issuance of common shares under the at-the-market (ATM)	(7a)	304	—
Net cash from (used in) financing activities		304	—

Effect of exchange rate fluctuations on cash and cash equivalents		(110)	(176)
Translations effects on cash and cash equivalents related to reporting currency		134	(131)

Net increase (decrease) in cash and cash equivalents		(4,098)	(17,929)
Cash and cash equivalents, beginning of period		30,339	50,942
Cash and cash equivalents, end of period		26,241	33,013

Cash and cash equivalents are comprised of:
Cash		26,241	33,013
Cash equivalents		—	—

See accompanying notes to unaudited interim financial statements.

ACASTI PHARMA INC.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

(Expressed in thousands of U.S. dollars except share data)

Three and Nine months ended December 31, 2022 and 2021

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

The Corporation has incurred operating losses and negative cash flows from operations in each year since its inception. The Corporation expects to incur significant expenses and continued operating losses for the foreseeable future. The Corporation expects its expenses will increase substantially in connection with its ongoing activities, particularly as it advances clinical development for the first three drug candidates in the Corporation’s pipeline; continues to engage contract manufacturing organizations (“CMO's”) to manufacture its clinical study materials and to ultimately develop large-scale manufacturing capabilities in preparation for commercial launch; seeks regulatory approval for its drug candidates; and adds personnel to support its drug product development and future drug product launch and commercialization.

The Corporation does not expect to generate revenue from product sales unless and until it successfully completes drug development and obtains regulatory approval, which the Corporation expects will take several years and is subject to significant uncertainty. To date, the Corporation has financed its operations primarily through public offerings and private placements of its common shares, warrants and convertible debt and the proceeds from research tax credits. Until such time that the Corporation can generate significant revenue from drug product sales, if ever, it will require additional financing, which is expected to be sourced from a combination of public or private equity or debt financing or other non-dilutive sources, which may include fees, milestone payments and royalties from collaborations with third parties. Arrangements with collaborators or others may require the Corporation to relinquish certain rights related to its technologies or drug product candidates. Adequate additional financing may not be available to the Corporation on acceptable terms, or at all. The Corporation’s inability to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue its business strategy.

Management expects the Corporation to have sufficient cash resources to satisfy its objectives into the second quarter of calendar 2024, which is 13 to 16 months from the issuance date of these Financial Statements. The Corporation will require additional capital to fund our daily operating needs beyond that time. The Corporation plans to raise additional capital prior to that time in order to maintain adequate liquidity. Negative results from studies, if any, and depressed prices of the Corporation’s stock could impact the Corporation’s ability to raise additional financing. Raising additional equity capital is subject to market conditions not within the Corporation’s control. If the Corporation does not raise additional funds in this time period, the Corporation may not be able to realize our assets and discharge our liabilities in the normal course of business.

The Corporation remains subject to risks similar to other development stage companies in the biopharmaceutical industry, including compliance with government regulations, protection of proprietary technology, dependence on third party contractors and consultants and potential product liability, among others.

Reverse stock split

On August 26, 2021, the shareholders of the Corporation approved a resolution to undertake a reverse split of the common shares within a range of 1-6 to 1-8 with such specific ratio to be approved by the Acasti Board. All references in these financial statements to number of common shares, warrants and options, price per share and weighted average number of shares outstanding prior to the reverse split have been adjusted to reflect the approved reverse split of 1-8, which was made effective on August 31, 2021, on a retroactive basis as of the earliest period presented.

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

FASB ASC Topic 830, “Functional Currency Matters,” requires a change in functional currency to be reported as of the date it is determined there has been a change, and it is generally accepted practice that the change is made at the start of the most recent period that approximates the date of the change. Management determined it would enact this change effective on April 1, 2022. While the change was based on a factual assessment, the determination of the date of the change required management’s judgment given the change in the Corporation's primary economic and business environment, which has evolved over time. As part of management’s functional currency assessment, changes in economic facts and circumstances were considered. This included analysis of changes in: impact of the merger with Grace Therapeutics, management of operations, and in the composition of cash and short term investment balances. Additionally, budgeting is in USD, whereas this was previously performed in CAD. The Corporations cash outflows consist primarily of USD cash balances and less of CAD, as also reflected in the budget.

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

In connection with the share-for-share non-cash transaction, Grace was merged with a new wholly owned subsidiary of Acasti and became a subsidiary of Acasti. As a result, Acasti acquired Grace’s entire therapeutic pipeline consisting of three unique clinical stage and multiple pre-clinical stage assets supported by an intellectual property portfolio consisting of various granted and pending patents in various jurisdictions worldwide. Under the terms of the acquisition, each issued and outstanding share of Grace common stock was automatically converted into the right to receive Acasti common shares equal to the equity exchange ratio set forth in the merger agreement.

Intangible assets of $69,810 relate to the value of IPR&D, related to Grace’s therapeutic pipeline, consisting of three unique clinical stage programs/assets supported by intellectual property, the value of which has been attributed as follows:

$
Intangible assets – in-process research and development
GTX-104	27,595
GTX-102	31,908
GTX-101	10,307
Total	69,810

In addition, goodwill of $12,964 was recognized. The Corporation performed an impairment test as at August 27, 2022, the anniversary date of the acquisition for each of our IPR&D technologies as well as for goodwill. The Corporation has one reporting unit which we have determined to be the Company. The estimated fair values of identifiable intangible assets and the reporting unit were determined using the multi-period excess earnings method. As a result of this quantitative assessment, we did not identify an impairment loss.

The projected discounted cash flow models used to estimate the fair value of assets of our IPR&D reflect significant assumptions and are level 3 un-observable data regarding the estimates a market participant would make in order to evaluate a drug development asset, including the following:

•
Probability of clinical success of research and development and obtaining regulatory approval;
•
Forecasted net sales from up-front and milestone payments, royalties and product sales; and
•
A discount rate reflecting our weighted average cost of capital and specific risk inherent in the underlying assets.

Our IPR&D projects, consistent with others in our industry, have risks and uncertainties associated with the timely and successful completion of the development and commercialization of product candidates, including our ability to confirm safety and efficacy based on data from clinical trials, our ability to obtain necessary regulatory approvals and our ability to successfully complete these tasks within budgeted costs. It is not permitted to market a human therapeutic without obtaining regulatory approvals, and such approvals require the completion of clinical trials that demonstrate that a product candidate is safe and effective. In addition, the availability and extent of coverage and reimbursement from third-party payers, including government healthcare programs and private insurance plans as well as competitive product launches, affect the revenues a product can generate. Consequently, the eventual realized values, if any, of acquired IPR&D projects may vary from their estimated fair values. The Corporation reviews individual IPR&D projects for impairment at our annual test date in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable including changes in technological or commercial feasibility or changes in the regulatory approval process.

5. Short-term investments

The Corporation holds various marketable securities, with maturities greater than 3 months at the time of purchase, as follows:

	December 31, 2022	March 31, 2022
	$	$
Term deposits issued in US currency earning interest at 0.475% and maturing on March 6, 2023	5,000	11,893
Term deposit issued in CAD currency earning interest at 0.50% and maturing on March 30, 2023	15	1,429
Total short-term investments	5,015	13,322

6. Assets held for sale

During the period, the Corporation determined to actively market for sale Other assets and Production equipment and has met the criteria for classification of assets held for sale:

	December 31, 2022	March 31, 2022
		Reclassed as explained below
	$	$
Other assets (a)	195	195
Production equipment (b)	157	157
	352	352

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

b. Production equipment

December 31, 2022	Cost, net of impairment	Accumulated depreciation	Net book value
	$	$	$
Production equipment	1,179	(1,022)	157
	1,179	(1,022)	157

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

7. Capital and other components of equity

(a)
“At-the-market” sales agreement

On June 29, 2020, the Corporation entered into an amended and restated sales agreement (the “Sales Agreement”) with B. Riley FBR, Inc. ("B.Riley"), Oppenheimer & Co. Inc. and H.C. Wainwright & Co., LLC (collectively, the “Agents”) to amend the existing ATM program. Under the terms of the Sales Agreement, which has a three-year term, the Corporation may issue and sell from time-to-time common shares having aggregate gross proceeds of up to $75,000,000 through the Agents. Subject to the terms and conditions of the Sales Agreement, the Agents will use their commercially reasonable efforts to sell the common shares from time to time, based upon the Corporation’s instructions. The Corporation has no obligation to sell any of the common shares and may at any time suspend sales under the Sales Agreement. The Corporation and the Agents may terminate the Sales Agreement in accordance with its terms. Under the terms of the Sales Agreement, the Corporation has provided the Agents with customary indemnification rights and the Agents will be entitled to compensation at a commission rate equal to 3.0% of the gross proceeds from each sale of the common shares.

On November 10, 2021, the Corporation filed a prospectus supplement relating to its at-the-market program with B. Riley, Oppenheimer & Co. Inc. and H.C. Wainwright & Co., LLC acting as agents. Under the terms of the ATM Sales Agreement and the prospectus supplement, the Corporation may issue and sell from time-to-time common shares having aggregate gross proceeds of up to $75,000,000 through the agents. The common shares will be distributed at market prices prevailing at the time of the sale and, as a result, prices may vary between purchasers and during the period of distribution. The volume and timing of sales under the ATM program, if any, will be determined at the sole discretion of the Corporation’s board of directors and management. Costs incurred relating to prospectus supplement were $198 and are included in General and administrative expenses during the three-and nine-months ending December 31, 2021.

During the nine months ended December 31, 2022, 324,648 common shares were sold for total gross proceeds of approximately $314 with commissions, legal expenses and costs related to the share sale amounting to $10. The common shares were sold at the prevailing market prices, which resulted in an average price of approximately $0.95 per share. During the three and nine months ended December 31, 2021, no common shares were sold under the ATM program.

(b)
Warrants

The outstanding warrants of the Corporation are composed of the following as at December 31, 2022, and March 31, 2022:

	December 31, 2022		March 31, 2022
	Number outstanding	Amount	Number outstanding	Amount
		$		$
Liability
May 2018 Canadian public offering warrants (i)	824,218	—	824,218	10
December 2017 U.S. public offering warrants (ii)	—	—	884,120	—
	824,218	—	1,708,338	10

Equity
December 2017 US public offering broker warrants (iii)	—	—	32,390	161
	—	—	32,390	161

(i) Warrants to acquire one common share at an exercise price of CAD $10.48, expiring on May 9, 2023.

(ii) Warrants to acquire one common share at an exercise price of $10.08, expired on December 27, 2022.

(iii) Warrants to acquire one common share at an exercise price of $10.10, expired on December 19, 2022.

8. Government assistance

Government assistance is comprised of a government grant from the Canadian federal government and research and development investment tax credits receivable from the Québec provincial government, which relate to qualifiable research and development expenditures under the applicable tax laws. The amounts recorded as receivables are subject to a government tax audit and the final amounts received may differ from those recorded. For the nine months ended December 31, 2022 and 2021, the Corporation recorded $196 and $184, respectively, as a reduction of research and development expenses in the Statement of Loss and Comprehensive Loss.

9. Net financial income

	Three months ended		Nine months ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
	$	$	$	$
Foreign exchange gain (loss)	15	(172)	(75)	172
Change in fair value of warrant liabilities	—	828	10	4,908
Interest income and bank charges	64	40	59	191
Other income	3	—	75	—
Financial income (expenses)	82	696	69	5,271

10. Stock-based compensation:

At December 31, 2022, the Corporation has in place a stock option plan for directors, officers, employees, and consultants of the Corporation (“Stock Option Plan”). An amendment of the Stock Option Plan was approved by shareholders on September 28, 2022. The amendment provides for an increase to the existing limits for common shares reserved for issuance under the Stock Option Plan.

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

The following table summarizes information about activities within the Stock Option Plan for the nine month period ended:

	December 31, 2022		December 31, 2021
	Weighted average exercise price	Number of options	Weighted average exercise price	Number of options
	CAD $		CAD $
Outstanding at beginning of period	3.94	2,989,381	8.33	911,871
Granted	1.10	1,482,500	2.05	2,077,900
Exercised	—	—	—	—
Forfeited	7.66	(22,263)	10.39	(7,995)
Expired	37.06	(3,774)	—	—
Outstanding at end of period	2.94	4,445,844	3.95	2,981,776

Exercisable at end of period	4.65	1,957,215	8.84	761,563

The fair value of options granted was estimated using the Black-Scholes option pricing model, resulting in the following weighted average assumptions for the options granted:

	Nine months ended
	December 31, 2022
		$
Exercise price	CAD $	1.10
Share price	CAD $	1.10
Weighted average grant-date fair value per award	CAD $	0.94
Volatility		117.56%
Risk-free interest rate		3.27%
Expected life		5.73
Dividend		—

No options were granted during the three month period ended December 31, 2022.

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

Compensation expense recognized under the Stock Option Plan for the nine months ended December 31, 2022 and 2021 was as follows:

	Three months ended		Nine months ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
	$	$	$	$
Research and development expenses	139	154	481	242
General and administrative expenses	280	281	930	460
Sales and marketing expenses	24	19	78	19
	443	454	1,489	721

11. Supplemental cash flow disclosure

(a) Changes in non-cash operating items

	Nine months ended
	December 31, 2022	December 31, 2021
	$	$
Receivables	(268)	292
Prepaid expenses	(382)	(1,507)
Trade and other payables	478	(2,603)
	(172)	(3,818)

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

Supply contract

On October 25, 2019, the Corporation signed a supply agreement with Aker Biomarine Antarctic. (“Aker”) to purchase raw krill oil product for a committed volume of commercial starting material for CaPre for a total fixed value of $3.1 million. As at December 31, 2022, the remaining balance of the commitment with Aker amounts to $2.8 million. During the second calendar quarter of 2022, Aker informed the Corporation that Aker believed it had satisfied the terms of the supply agreement as to their ability to deliver the remaining balance of krill oil product, and that the Corporation was therefore required to accept the remaining product commitment and to pay Aker the $2.8 million balance. The Corporation disagrees with Aker’s position and believes that Aker is not entitled to further payment under the supply agreement. Accordingly, no liability has been recorded. The dispute was unresolved as of December 31, 2022, and remains unresolved. There is uncertainty as to whether the Corporation will be required to make further payment to Aker in connection with the dispute. Additionally, in the event the Corporation is required to accept delivery from Aker of the remaining balance of krill oil product under the supply agreement, there is uncertainty as to whether the Corporation can recover value from the product, which may result in the Corporation incurring a loss on the supply agreement in the near term.

Legal proceedings and disputes

In the ordinary course of business, the Corporation is at times subject to various legal proceedings and disputes. The Corporation assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Corporation will incur a loss and the amount of the loss can be reasonably estimated, the Corporation records a liability in its consolidated financial statements. These legal contingencies may be adjusted to reflect any relevant developments. Where a loss is not probable or the amount of loss is not estimable, the Corporation does not accrue legal contingencies. While the outcome of legal proceedings is inherently uncertain, based on information currently available, management believes that it has established appropriate legal reserves. Any incremental liabilities arising from pending legal proceedings are not expected to have a material adverse effect on the Corporation’s financial position, results of operations, or cash flows. However, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Corporation’s financial position, results of operations, or cash flows. No reserves or liabilities have been accrued as at December 31, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This management’s discussion and analysis (“MD&A”) is presented in order to provide the reader with an overview of the financial results and changes to our balance sheet as at December 31, 2022, and for the three and nine month period then ended. This MD&A also explains the material variations in our results of operations, balance sheet and cash flows for the three and nine months ended December 31, 2022 and 2021.

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

This MD&A, approved by the Board of Directors on February 14, 2023 should be read in conjunction with our unaudited condensed consolidated interim financial statements for the three and nine months ended December 31, 2022 and 2021 included elsewhere in this quarterly report. Our interim financial statements were prepared in accordance with U.S. GAAP.

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

The successful completion of the merger positions Acasti as a premier, late-stage specialty pharmaceutical company with now two Phase 3 ready drug candidates, and additional products in the clinical and preclinical pipeline. We are focused on developing and commercializing products for rare and orphan diseases that have the potential to improve clinical outcomes by using the Company’s novel drug delivery technologies. We seek to apply new proprietary formulations to approved and marketed pharmaceutical compounds to achieve enhanced efficacy, faster onset of action, reduced side effects, and more convenient drug delivery and increased patient compliance; all of which could result in improved patient outcomes. The active pharmaceutical ingredients used in the drug candidates under development by Acasti may be already approved in a target indication or could be repurposed for use in new indications.

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

Rare disorders represent an attractive area for drug development, and there remains an opportunity for Acasti to utilize already approved drugs that have established safety profiles and clinical experience to potentially address significant unmet medical needs. A key advantage of pursuing therapies for rare disorders is the potential to receive orphan drug designation (“ODD”) from the FDA. Acasti's first three drug candidates currently in clinical development have received ODD status, provided certain conditions are met at NDA approval. ODD provides for seven years of marketing exclusivity in the United States post-launch, provided certain conditions are met, and the potential for faster regulatory review. ODD status can also result in tax credits of up to 50% of clinical development costs conducted in the United States upon market approval and a waiver of the new drug application (NDA) fees, which can translate into savings of $1 - $2 million. Developing drugs for rare diseases can often allow for clinical trials that are more manageably scaled and may require a smaller, more targeted commercial infrastructure.

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

Our management team possesses significant experience in drug formulation and drug delivery research and development, clinical and pharmaceutical development and manufacturing, regulatory affairs, and business development, as well as being well-versed in late-stage drug development and commercialization. Prior to joining Acasti, the Acasti team has been collectively involved in the development and approval of numerous successfully marketed drugs, including TORADOL™, NAPROSYN™, ANDROGEL™, SUBSYS™, MARINOL™, KEPPRA XR™, CLARITIN®, EUFLEX®, EFFEXOR®, SONATA®, ATIVAN®, RD-HEPARIN®, RAPAMUNE®, ETODOLAC, ARICEPT®, CARDIZEM®, DEFLAZACORT®, AND MACIMORELIN®.

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
•
Potential for better control of blood pressure and improved management of hypotension
•
100% bioavailability
•
Eliminates food effects that impact the absorption of the oral form of nimodipine
•
Lower inter and intra-subject variability as compared to oral nimodipine

GTX-104 could provide a more convenient mode of administration as compared to generic nimodipine capsules or NYMALIZE™ GTX-104 is administered as an initial bolus followed by a continuous infusion as compared to oral administration via a nasogastric tube in unconscious patients every two to four hours for both nimodipine capsules and NYMALIZE™ solution. Therefore, GTX-104 could be considered as a major contribution to patient care by potentially reducing the dosing frequency, and the associated nursing burden. More convenient continuous, and more consistent dosing can also reduce the risk of medication errors. In addition, two PK studies have shown that GTX-104 has the potential to provide improved bioavailability and lower intra-subject variability compared to oral administration (see charts below). Because of its IV formulation, we also expect GTX-104 to reduce certain drug-drug interactions and food effects.

Despite the positive impact it has on recovery, physicians often must discontinue their patients on oral nimodipine, primarily as a result of hypotensive episodes that cannot be controlled by titrating the oral form of drug. Such discontinuation could potentially be avoided by administering GTX-104, which because of its IV administration, may obviate the complexity that results from the need for careful attention to the timing of nimodipine administration at least one hour before or two hours after a meal. Administration of GTX-104 via a peripheral vein is often much more comfortable for the patients compared to administration by central venous access (as is the case for NIMOTOPTM), which can often be a difficult, invasive and more risky procedure. Also, unconscious patients will likely receive more consistent concentrations of nimodipine when delivered via the IV route as compared to oral gavage or a nasogastric tube. More consistent dosing is expected to result in a reduction of vasospasm and a better, more consistent management of hypotension. As summarized in the table below, we also anticipate reduced use of rescue therapies, such as vasopressors, and expensive hospital resources, such as the angiography suite, are possible by more effectively managing blood pressure with GTX-104. Reduced incidences of vasospasm could result in shorter length of stay and better outcomes.

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

We estimate that approximately 50,000 individuals experience aSAH each year in the US based on third party market research. The total addressable market for SAH is approximately $300 million in the U.S. There are an estimated 150,000 aSAH patients each year in China and approximately 55,000 patients in the European Union based on annual inpatient admissions and the average length-of-stay.

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

Next Steps – Initiate Phase 3 Safety Study for GTX-104

Acasti developed a population PK (popPK) model using the data from our GTX-104-001 and GTX-104-002 studies to derive the final dosing regimen for our Phase 3 safety study. We refined the model using covariates from aSAH patients from data found in the literature, including age, weight, circadian cycle and food effect. Based on this model, we are recommending a dosing regimen for GTX-104 of a 3.6mg initial bolus followed by a continuous infusion at the rate of 1.2mg/hr (see chart below).

Final GTX-104 Dosing Regimen: Initial Bolus Followed by Continuous Infusion

Simulation of PK profile with Phase 1 data resulted in proposed dosing regimen for Phase 3: GTX-104, 3.6 mg, 30-minute bolus followed by 1.2 mg/h, continuous infusion vs 60 mg/4hours oral nimodipine

Nimodipine conc (ng/ml)
150
100
50
0
0
20
40
60
Time (hours)
Route
IV
Oral

Sources: Population PK modeling of data from GTX-104-001 and GTX-104-002 PK studies

Acasti has conducted a substantial phase 1 program for GTX-104 that included 162 healthy volunteers in 2 studies:

- Several doses and dosing regimens were tested in crossover studies vs oral nimodipine at the approved dosage of 60mg every 4 hr.
- **GTX-104 was shown to be bioequivalent to oral nimodipine in terms of exposure in our second study, GTX-104-002.**
- **GTX-104 showed 2 – 2.5 fold less variation in Cmax and AUC** compared to the currently marketed oral nimodipine capsules.
- The body of Acasti phase 1 data provides interesting insight into the exposure-hypotension relationship in healthy volunteers. This PKPD relationship will be better described in aSAH patients in our Phase 3.
- Acasti developed a Population PK model with our Phase 1 data and refined it with covariates from healthy volunteers and aSAH patients: age, weight, circadian cycle and food-effect.
- From this model, Acasti determined that the **most appropriate dosing regimen for GTX-104 is a single 30-minute bolus followed by a continuous infusion for 21 days.**
- The figure on the left represents the modeling of the PK profile of GTX-104, which is expected to minimize the significant peaks and troughs of oral nimodipine (median and 90%CI shown) and be significantly less variable in aSAH patients.

We submitted our dosing recommendations to the FDA along with this popPK data and the final PK bridging study report, and we requested a Type C meeting to get the agency’s guidance on our proposed phase 3 study design. The FDA has now granted us this meeting, and we expect to receive their clarifying guidance in the first calendar quarter of 2023. If it is favorable, we anticipate that this FDA feedback should allow us to proceed with the initiation of the Phase 3 Safety Study, recruit the clinical sites, and enroll the first patient. The study is expected to take about 18 months to complete from the time the first patient is enrolled, and we expect this safety study to be the final clinical step required to seek approval under the 505(b)(2) regulatory pathway. Before submitting a New Drug Application, Acasti plans to hold a pre-NDA meeting with the FDA to enhance the likelihood of market approval.

GTX-102 Overview

GTX-102 is a novel, concentrated oral-mucosal spray of betamethasone intended to improve neurological symptoms of Ataxia Telangiectasia (“A-T”) for which there are currently no FDA-approved therapies. GTX-102 is a stable, concentrated oral spray formulation comprised of the gluco-corticosteroid betamethasone that together with other excipients can be sprayed conveniently over the tongue of the A-T patient and is rapidly absorbed.

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

We initiated a PK bridging study of our proprietary concentrated oral spray as compared to the oral liquid solution of betamethasone used in the Zannolli study and against the injectable form of betamethasone that is approved in the U.S. in the third calendar quarter of 2022. The primary objectives of the PK bridging study were to evaluate the bioavailability, pharmacokinetics and safety of GTX-102. On December 28, 2022, we reported that the topline results of this study met all primary outcome measures.

Results showed that GTX-102 betamethasone blood concentrations were highly predictable and consistent based on AUC (the area under the concentration time curve up to 72 hours post-dose, extrapolated to infinity) and Cmax (the maximum concentration occuring between 0 hour to 72 hours after study drug administration), indicating good linearity and dose-proportionality. GTX-102 betamethasone blood concentrations were within the same range of exposure as IM betamethasone, based on AUC. This IM formulation will serve as a bridge for GTX-102 in the context of the proposed 505(b)(2) regulatory pathway. GTX-102 betamethasone blood concentrations were also within the same range of exposure as Oral Solution (OS), based on AUC. This OS formulation was used by Zannolli and may serve as a clinical comparator for further clinical development. Furthermore, statistically there was no significant difference (p>0.05) between GTX-102 administered at a fast rate (each spray immediately following the preceding one) vs. a slow rate (1 spray/minute), as indicated by Cmax and AUC. We believe this result is important because being able to use the fast or the slow rate of administration may provide greater flexibility for patients and caregivers. The Cmax of GTX-102 was within the same range of exposure as the OS, but the Cmax for the IM formulation was lower than both GTX-102 and the OS, as well as what has been reported previously for the IM in industry publications. It is important to note that achieving bioequivalence with the IM was not an objective of this study, nor was it expected. Finally, of the 48 healthy adult subjects, no serious adverse events (AE) were reported, and the most frequent drug-related AE was mild headache (4 cases).

Based on this data, Acasti will work with our clinical experts and the FDA to determine the best final dosing regimen for GTX-102 to incorporate into our Phase 3 study design. Based on previous discussions with the FDA, we plan to conduct a confirmatory Phase 3 safety and efficacy trial in A-T patients, and plan to seek guidance from the FDA on the study design at a Type B meeting. The Phase 3 study is expected to be initiated in the second half of 2023. If both studies meet their primary endpoints, a Pre-NDA meeting and an NDA filing under Section 505(b)(2) would follow.

GTX-101 Overview

GTX-101 is a non-narcotic, topical bio-adhesive film-forming bupivacaine spray designed to ease the symptoms of patients suffering with postherpetic neuralgia (“PHN”). GTX-101 is administered via a metered-dose of bupivacaine spray and forms a thin bio-adhesive topical film on the surface of the patient’s skin, which enables a touch-free, non-greasy application. It also comes in convenient, portable 30 ml plastic bottles. Unlike oral gabapentin and lidocaine patches, we believe that the biphasic delivery mechanism of GTX-101 has the potential for rapid onset of action and continuous pain relief for up to eight hours. No skin sensitivity was reported in a Phase 1 study.

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

Current treatment of PHN most often consists of oral gabapentin (first line) and prescription lidocaine patches or antidepressants (second line), and refractory cases may be prescribed opioids to address persistent pain. Gabapentin and opioid abuse have continued to proliferate, and lidocaine patches are suboptimal for many reasons. An independent third party market research firm commissioned by Acasti interviewed more than 250 physicians who regularly treat PHN patients, and found that approximately 40% of patients using lidocaine patches experience insufficient pain relief. Lidocaine patches are difficult to use, fall off, and look unsightly with possible skin sensitivity and irritation. Additionally, lidocaine patches can only be used for 12 hours on and then need to be removed for 12 hours before being reapplied. Prescription lidocaine patches are only approved for PHN, and the market is currently made up of both branded and generic offerings. It is estimated that PHN affects approximately 120,000 patients per year in the United States. According to a third-party report commissioned by Acasti, the total addressable market for GTX-101 could be as large as $2.5 billion, consisting of approximately $200 million for PHN pain and $2.3 billion for non-PHN pain indications.

GTX-101 R&D History and Clinical Studies Completed to Date

To date, Acasti Pharma US has conducted four Phase I studies in healthy volunteers to assess the PK, safety and tolerability of GTX-101 and to determine the plasma levels of bupivacaine HCl administered as a single dose in various concentrations between 30 mg (three sprays) and 2100 mg (twenty sprays).

These studies confirmed that bupivacaine delivered as a topical spray (GTX-101) is well absorbed through the skin, as demonstrated in the graph below, while very little is absorbed systemically.

In all three studies, the administration of GTX-101 to healthy volunteers was safe and well tolerated. In addition, no evidence of skin irritation was observed at the application site following the spray administrations. The data below is from two separate studies of GTX-101 and the Lidoderm patch superimposed on each other.

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

The data from the single dose Phase 1 clinical trial for GTX-101 was submitted to the FDA’s Division of Anesthesiology and feedback was received at a pre-IND meeting on April 18, 2018, that informed the design of preclinical toxicology studies and a clinical and regulatory pathway to approval under section 505(b)(2). We completed a minipig skin sensitivity study in the second calendar quarter of 2022, and we initiated a single dose PK study in healthy human volunteers in July 2022. Topline results from this single dose PK study were reported on December 23, 2022 and the results met all primary outcome measures.

The median Tmax (the time of maximum concentration between 0 hour and 240 hours after study drug administration) of bupivacaine in plasma following GTX-101 single-dose topical applications ranged between 18 to 24 hours depending on dose, while the median Tmax following the subcutaneous injection of 10 mg of bupivacaine was only 23 minutes. This result suggests that bupivacaine delivered by GTX-101 remains in the skin for a long period of time, potentially inducing prolonged analgesic effect in the sprayed area. The exposure to bupivacaine based on Cmax (the maximum concentration occuring at Tmax between 0 hour and 240 hours after study drug administration) and AUC (the area under the concentration time curve, extrapolated to infinity) following GTX-101 topical application as a single-dose increased with increasing dose.

The systemic exposure to bupivacaine following a 200mg dose of GTX-101 was approximately 29-fold less than a single subcutaneous dose of 10mg of bupivacaine based on Cmax and approximately 6-fold less than a single subcutaneous dose of 10mg of bupivacaine based on AUC. We predict these lower blood levels will correspond to an increased safety margin for GTX-101 with regards to toxicity risk. Mean half-life (T half) following GTX-101 single-dose topical applications ranged between 24 to 37 hours depending on dose, suggesting a slow elimination and potentially long duration of effect, while mean Tmax following the subcutaneous injection of 10 mg of bupivacaine was only 8 hours.

There were only two adverse events judged as related to the study drug by the investigator for each of GTX-101 and the bupivacaine subcutaneous injection. Following GTX-101 topical application: headache (1 event = 3%) and numbness (1 event = 3%) at the sprayed area following bupivacaine subcutaneous injection: dizziness (1 event = 8%) and nausea (1 event = 8%).

Acasti plans to follow this successful PK study with a multiple ascending dose study in 2023. Results from these non-clinical and clinical studies are required before the initiation of our Phase 2 program in PHN patients.

Overall Commercialization Strategy

We plan to retain our worldwide commercialization rights for some of our key drug candidates, while for other drug candidates we may consider collaboration opportunities to maximize market penetration and returns. If we receive regulatory approval, we expect to build a small and focused commercial organization in the United States to market and sell GTX-104 and GTX-102. We believe the patient populations and medical specialists for these indications are sufficiently concentrated to allow us to cost-effectively promote these drug products following approval for commercial sale. Given that GTX-101 will be targeted to a larger primary care and pain specialist market, if GTX-101 receives regulatory approval, we will likely seek commercial partnerships to fully exploit the market potential of this drug product.

As our product candidates advance through the pipeline, our commercial plans may change. Clinical data, the size of the development programs, the size of the target market, the size of a commercial infrastructure and manufacturing needs may all influence our U.S., European Union, and rest-of-world strategies.

Recent Developments

Announcement of Preliminary Topline PK Bridging Study Results, GTX-102

On December 28, 2022, we announced that preliminary topline results met all outcomes measures in the PK bridging study for GTX-102, our drug candidate for the treatment of A-T. The objectives of the study were to evaluate the bioavailability, pharmacokinetics, and safety of GTX-102, a novel, concentrated oral-mucosal metered spray of betamethasone in healthy volunteers. This PK study was the next step in the proposed 505(b)(2) regulatory pathway for GTX-102.

Announcement of Preliminary Topline Single Dose PK Results, GTX-101

On December 22, 2022, we announced that preliminary topline results met all outcomes measures in the single dose PK study for GTX-101, our drug candidate for the treatment of PHN. The PK bridging study to evaluate the relative bioavailability of GTX-101 compared to the reference listed drug in the U.S., bupivacaine subcutaneous injectable, met all primary outcome measures for the study. The final clinical study report is anticipated to be received by the Company in the first half of 2023. This PK study was the next step in our proposed 505(b)(2) regulatory pathway for GTX-101 and provides important information on the dose and dosing frequency in humans for future planned clinical studies.

Nasdaq letter

On July 27, 2022, we received written notification from the Nasdaq Listing Qualifications Department (“Nasdaq”) for failing to maintain a minimum bid price of $1.00 per common share for the last 30 consecutive business days, as required by Nasdaq Listing Rule 5550(a)(2) - bid price (the “Minimum Bid Price Rule”). The Nasdaq notification had no immediate effect on the listing of our common shares, and we had 180 calendar days, or until January 23, 2023, to regain compliance.

On January 24, 2023, we received notification from NASDAQ that we are eligible for an additional 180 calendar days, or until July 24, 2023, to regain compliance with the Minimum Bid Price Rule. We were granted the second extension because we meet the continued listing requirements for the market value of publicly held shares and all other initial listing standards for NASDAQ Capital Market, except for the bid price requirement. If at any time over this additional 180 calendar day period the bid price of our common shares closes at $1.00 per share or more for at least a minimum of ten consecutive business days, Nasdaq will provide written confirmation of compliance and the matter will be closed.

We intend to monitor the closing bid price of our common shares and, if necessary, evaluate all available options to resolve the deficiency and regain compliance with the Minimum Bid Price Rule.

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

Basis of Presentation of the Financial Statements

Our condensed consolidated interim financial statements, which include the accounts of our wholly owned subsidiaries, Acasti Pharma U.S., and Acasti Innovations AG, have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC related to quarterly reports filed on Form 10-Q. All intercompany transactions and balances are eliminated on consolidation.

Our assets as at December 31, 2022, include cash and cash equivalents and short-term investments totaling $31.3 million and intangible assets and goodwill totaling $82.8 million. Our current liabilities total $3.4 million as at December 31, 2022 and are comprised primarily of amounts due to or accrued for creditors.

Comparative Financial Information for the Three and Nine months ended December 31, 2022 and 2021

	Three months ended			Nine months ended
	December 31, 2022	December 31, 2021	Increase (Decrease)	December 31, 2022	December 31, 2021	Increase (Decrease)
	$	$	$	$	$	$
Net income (loss)	(3,889)	(3,778)	111	(13,342)	(5,915)	7,427
Basic and diluted gain (loss) per share	(0.09)	(0.09)	—	(0.30)	(0.23)	0.07
Total assets	116,801	114,227	2,574	116,801	114,227	2,574
Working capital1	29,995	46,100	(16,105)	29,995	46,100	(16,105)
Total non-current financial liabilities	430	268	162	430	268	162
Total shareholders’ equity	96,720	111,062	(14,342)	96,720	111,062	(14,342)

1 Working capital is calculated by subtracting current liabilities from current assets. Because there is no standard method endorsed by U.S. GAAP requirements, the results may not be comparable to similar measurements presented by other public companies.

Results of Operations for the Three and Nine months ended December 31, 2022 and 2021

	Three months ended			Nine months ended
	December 31, 2022	December 31, 2021	Increase (Decrease)	December 31, 2022	December 31, 2021	Increase (Decrease)
	$	$	$	$	$	$

Operating expenses
Research and development expenses, net of government assistance	2,450	2,179	271	8,332	3,233	5,099
General and administrative expenses	1,589	1,808	(219)	5,187	7,441	(2,254)
Sales and marketing expenses	206	238	(32)	563	263	300
Impairment of Other asset and prepaid	—	249	(249)	—	249	(249)
Loss from operating activities	(4,245)	(4,474)	(229)	(14,082)	(11,186)	2,896

Financial Income (expense)	82	696	(614)	69	5,271	(5,202)
Income tax recovery	274	—	274	671	—	671
Net income (loss)	(3,889)	(3,778)	111	(13,342)	(5,915)	7,427

Net Loss

The net loss of $3,889 or $0.09 per share for the three months ended December 31, 2022 increased by $111 from the net loss of $3,778 or $0.09 per share for the three months ended December 31, 2021.

The net loss of $13,342 or $0.30 per share for the nine months ended December 31, 2022, increased by $7,427 from the net loss of $5,915 or $0.23 per share for the nine months ended December 31, 2021.

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

Our research and development during the three and nine months ended December 31, 2022, was focused primarily on our clinical development programs for our GTX-104, GTX-102, and GTX-101 drug candidates. Research and development expenses during the three and nine months ended December 31, 2021 related to the completion of our TRILOGY Phase 3 clinical program for our former drug candidate, CaPre, as well as the initiation and progression of development work related to GTX 104, GTX 102 and GTX 101.

The following table summarizes our research and development expenses for the periods presented:

Research and development expenses
	Three months			Nine months ended
	December 31, 2022	December 31, 2021	Increase (Decrease)	December 31, 2022	December 31, 2021	Increase (Decrease)
	$	$	$	$	$	$
Third-party contract research expenses:
Clinical development programs:
GTX-104	136	780	(644)	575	957	(382)
GTX-102	696	—	696	1,280	—	1,280
GTX-101	88	148	(60)	2,331	148	2,183
Other third-party contract research expenses	241	272	(31)	851	458	393
Professional fees	677	51	626	1,210	94	1,116
Other research and development costs	60	81	(21)	224	144	80
Government grants & tax credits	(115)	(55)	(60)	(196)	(184)	(12)
Total third-party research and development expenses[1]	1,783	1,277	506	6,275	1,617	4,658
Salaries and benefits	522	748	(226)	1,483	1,374	109
Stock-based compensation	139	154	(15)	481	242	239
Depreciation and write off of equipment	6	—	6	93	—	93
Total	2,450	2,179	271	8,332	3,233	5,099

1 Total third-party research and development expenses is calculated before salaries and benefits, depreciation, write-off of equipment and stock-based compensation. Because there is no standard method endorsed by GAAP, the results may not be comparable to similar measurements presented by other public companies.

Total third-party research and development expenses before salaries and benefits, depreciation, write off of equipment and stock-based compensation expenses for the three and nine months ended December 31, 2022, totaled $1,783 and $6,275, respectively compared to $1,277 and $1,617 for the three and nine months ended December 31, 2021. This increase of $506 and $4,658, respectively related mostly to the initiation of clinical development programs for GTX 104, GTX 102 and GTX 101 following the acquisition of Grace.

Third-party contract research expenses related to GTX-104 amounted to $136 and $575, for the three and nine months ended December 31, 2022, as our PK bridging study wound down. Third party contract research expenses related to GTX-102 amounted to $696 and $1,280 for the three and nine months ended December 31, 2022, and are mostly related to the initiation of the PK bridging study and for clinical trial materials. Third party contract research expenses related to GTX-101 amounted to $88 and $2,331, for the three and nine months ended December 31, 2022 were mostly related to the planning and initiation of the Phase 1 single dose study. Other third-party contract research expenses of $851 for the nine months ended December 31, 2022 increased by $393, from $851, for the nine months ended December 31, 2021, due to increased IP legal costs to support and maintain our patents that support GTX-104, GTX-102 and GTX-101. Professional fees of $677 and $1,210 for the three and nine months ended December 31, 2022, increased by $626 and $1,116, respectively, from $51 and $94 related to increased specialized clinical and regulatory consultants supporting our clinical programs for GTX-104, GTX-102 and GTX-101.

For the three and nine months ended December 31, 2022, total third-party research and development expenses were reduced by $115 and $196 respectively, related to government credit eligible research activities related to our clinical programs for GTX-104, GTX-102 and GTX-101.

Salaries and benefits of $522 for the three months ended December 31, 2022, decreased by $226 compared to $748 for the three months ended December 31, 2021. The decrease relates to a reduced accrual of our employee incentive bonus program. The salaries and benefits of $1,483 for the nine months ended December 31, 2022 increased by $109 from $1,374 for the nine months ended December 31, 2021. The increase for the nine month period related to additional R&D headcount required to support three clinical stage programs.

General and administrative expenses

General and administrative expenses consist primarily of salaries and related benefits, including share-based compensation, related to our executive, finance, legal, and support functions include professional fees for auditing, tax, consulting, rent and utilities and insurance.

General and administrative expenses
	Three months ended			Nine months ended
	December 31, 2022	December 31, 2021	Increase (Decrease)	December 31, 2022	December 31, 2021	Increase (Decrease)
	$	$	$	$	$	$
Salaries and benefits	490	612	(122)	1,494	1,215	279
Professional fees	406	512	(106)	1,443	4,656	(3,213)
Other	393	403	(10)	1,266	1,110	156
General and administrative expense before stock-based compensation and depreciation [1]	1,289	1,527	(238)	4,203	6,981	(2,778)
Stock-based compensation	280	281	(1)	930	460	470
Depreciation	20	—	20	54	—	54
Total	1,589	1,808	(219)	5,187	7,441	(2,254)

1 General and administrative sub-total expenses is calculated before stock-based compensation and depreciation. Because there is no standard method endorsed by GAAP, the results may not be comparable to similar measurements presented by other public companies.

General and administrative expenses totaled $1,289 and $4,203 before stock-based compensation and depreciation expense for the three and nine months ended December 31, 2022, a decrease of $238 and $2,778, respectively, from $1,527 and $6,981 for the three and nine months ended December 31, 2021. The decrease in both the three and nine months periods was primarily a result of decreased legal, tax, accounting and other professional fees related to the Grace merger. The decrease in professional fees was partially offset by an increase in salaries and benefits due to the renewed accrual for our employee incentive bonus program for the nine months ended December 31, 2022.

Sales and marketing

Sales and marketing expenses consist primarily of salaries and benefits, including share-based compensation, related to our commercial functions.

Sales and marketing expenses
	Three months ended			Nine months ended
	December 31, 2022	December 31, 2021	Increase (Decrease)	December 31, 2022	December 31, 2021	Increase (Decrease)
	$	$	$	$	$	$
Salaries and benefits	109	123	(14)	390	148	242
Professional fees	1	18	(17)	10	18	(8)
Other	72	78	(6)	85	78	7
Sub-total	182	219	(37)	485	244	241
Stock-based compensation	24	19	5	78	19	59
Total	206	238	(32)	563	263	300

1 Sales and marketing sub-total expenses is calculated before stock-based compensation. Because there is no standard method endorsed by GAAP, the results may not be comparable to similar measurements presented by other public companies.

Sales and marketing expenses before stock-based compensation expense totaled $485 for the nine months ended December 31, 2022 compared to $244 for the nine months ended December 31, 2021. The increase of $241, was mostly due to an increase in salaries associated with added personnel.

Aggregate stock-based compensation expense increased by $769 to $1,489 for the nine months ended December 31, 2022 as compared to $721 for the nine months ended December 31, 2021. This increase was due to the timing of the stock options granted during the year ended March 31, 2022, and year ended March 31, 2021, as well as the new grants in the current fiscal period.

Aggregate depreciation expense increased by $116 for the nine months ended December 31, 2022, from nil for the nine months ended December 31, 2021. This increase is due to the impact of certain equipment being reclassified from held for sale to held for use during the nine months ended December 31, 2022, resulting in additional depreciation being recognized.

Liquidity and Capital Resources

Share capital structure

Our authorized share capital consists of an unlimited number of Class A, Class B, Class C, Class D and Class E shares, without par value. Issued and outstanding fully paid shares, stock options, and warrants, were as follows for the periods indicated (after giving effect to our 8:1 share consolidation, which became effective on August 31, 2021):

	December 31, 2022	March 31, 2022
	Number outstanding	Number outstanding
Class A shares, voting, participating and without par value	44,612,831	44,288,183
Stock options granted and outstanding	4,445,844	2,989,381
May 2018 Canadian public offering of warrants exercisable at CAD$10.48 until May 9, 2023	824,218	824,218
December 2017 U.S. public offering of warrants exercisable at US$10.08 expired December 19, 2022	—	884,120
December 2017 U.S. public offering broker warrants exercisable at US$10.10 expired December 27, 2022	—	32,390

Total fully diluted shares	49,882,893	49,018,292

Cash flows and financial condition for the nine months ended December 31, 2022 and 2021

Summary

As at December 31, 2022, cash and cash equivalents totaled $26,241, a decrease of $4,098 compared to cash and cash equivalents totaling $30,339 at March 31, 2022.

Net cash used in operation activities

Net cash used in operating activities for the nine months ended December 31, 2022 was $12,587, compared to $14,089 for the same period in 2021, a decrease of $1,502. Cash used in operating activities during 2022 primarily related to our net loss of $13,342, adjusted for non-cash items such as stock-based compensation of $1,489, income tax recovery of $671 and changes in our operating assets and liabilities of $172. Cash used in operating activities during 2021 primarily related to our net loss of $5,915, adjusted for non-cash items such as change in fair value of warrant liabilities of $4,908, unrealized foreign exchange gain of $418 and changes in our operating assets and liabilities of $3,818.

Net cash used in investing activities

For the nine months ended December 31, 2022, our investing activities generated cash of $8,161 compared to cash used of $3,533 for the nine months ended December 31, 2021. The increase in cash generated was a function of an increase in proceeds from maturity of short-term investments.

Net cash used in financing activities

Net cash provided by financing activities for the nine months ended December 31, 2022, totaled $304 compared to cash generated of nil during the nine months ended December 31, 2021 due to proceeds from the sale of common shares under our ATM program.

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

During the nine months ended December 31, 2022, 324,648 common shares were sold under the ATM Program for total gross proceeds of approximately $314. The common shares were sold at the prevailing market prices, which resulted in an average price of approximately $0.95 per share.

Financial position

The following table details the significant changes to the statements of financial position as at December 31, 2022, compared to the prior fiscal year end at March 31, 2022:

Accounts	Increase (Decrease) $	Comments
Cash and cash equivalents	(4,098)	See cash flow statement
Investments	(8,307)	Maturity of investments
Receivables	230	Timing of reimbursement of sales taxes
Prepaid expenses	322	Renewal of insurance contract and other prepaid expenses (advances to US vendors)
Right of use asset	172	Adjustment to the net present value of lease contract for Sherbrooke
Equipment	(138)	Depreciation of equipment put back in use
Trade and other payables	204	Timing of payments net of accruals
Lease liability	208	Future obligations offset by payment of lease liability
Derivative warrant liabilities	(10)	Change in fair value of derivative warrants
Deferred tax liability	(671)	Related to acquisition of Grace

See the statement of changes in equity in our financial statements for details of changes to the equity accounts during the three and nine months ended December 31, 2022 and 2021.

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

Intangible assets of $69,810 relate to the value of IPR&D, related to Grace’s therapeutic pipeline, consisting of three unique clinical stage programs/assets supported by intellectual property, the value of which has been attributed as follows:

$
Intangible assets – in-process research and development
GTX-104	27,595
GTX-102	31,908
GTX-101	10,307
Total	69,810

Assets Held for Sale

We determined to actively market for sale Other assets and Production equipment and have met the criteria for classification of assets held for sale:

	December 31, 2022	March 31, 2022
		Reclassed as explained below
	$	$
Other assets (a)	195	195
Production equipment (b)	157	157
	352	352

Other assets

Other assets represent krill oil (“RKO”) held by us that was expected to be used in commercial inventory scale up related to the development and commercialization of our CaPre former drug candidate. Given that the development of CaPre will no longer be pursued by us, we expect to sell this reserve. The Other assets is being recorded at the fair value less cost to sell. Management’s estimate of the fair value of the RKO less cost to sell was based primarily on estimated market prices obtained from an appraiser specializing in the krill oil market. These projections are based on Level 3 inputs of the fair value hierarchy and reflect management’s best estimate of market participants’ pricing of the assets as well as the general condition of the asset.

Production equipment

December 31, 2022	Cost, net of impairment	Accumulated depreciation	Net book value
	$	$	$
Production equipment	1,179	(1,022)	157
	1,179	(1,022)	157

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

During the nine months ended December 31, 2022, we reclassed the following assets from assets held for sale as they no longer met the criteria of such classification.

	Cost, net of impairment	Accumulated depreciation	Net book value reclassed from held for sale
	$	$	$
Furniture and office equipment	17	(5)	12
Computer equipment	94	(6)	88
Laboratory equipment	585	(435)	150
	696	(446)	250

In addition depreciation expense of $116 was recognized related to the period from the date that the assets were classified as held for sale until the end of the current period. The reclassification from held for sale to equipment was reflected on the comparative balance sheet.

Contractual Obligations and Commitments

Our contractual obligations and commitments include trade payables, operating lease obligations, CMO and CRO agreements, and the RKO supply agreement.

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

RKO supply agreement

On October 25, 2019, we signed a supply agreement with Aker Biomarine Antarctic. (“Aker”) to purchase raw krill oil product for a committed volume of commercial starting material for CaPre for a total fixed value of $3.1 million. As at December 31, 2022, the remaining balance of the commitment with Aker amounts to $2.8 million. During the second calendar quarter of 2022, Aker informed the Company that Aker believed it had satisfied the terms of the supply agreement as to their ability to deliver the remaining balance of krill oil product, and that the Company was therefore required to accept the remaining product commitment and to pay Aker the $2.8 million balance. We disagree with Aker’s position and believe that Aker is not entitled to further payment under the supply agreement. Accordingly, no liability has been recorded. The dispute was unresolved as of December 31, 2022 and remains unresolved. There is uncertainty as to whether the Company will be required to make further payment to Aker in connection with the dispute. Additionally, in the event the Company is required to accept delivery from Aker of the remaining balance of krill oil product under the supply agreement, there is uncertainty as to whether the Company can recover value from the product, which may result in the Company incurring a loss on the supply agreement in the near term.

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

Estimates and assumptions include the measurement of derivative warrant liabilities, stock-based compensation, assets held for sale, valuation of intangibles acquired from Grace, goodwill and RKO supply agreement. Estimates and assumptions are also involved in measuring the accrual of services rendered with respect to research and development expenditures at each reporting date and determining which research and development expenses qualify for research and development tax credits and in what amounts. We recognize the tax credits once we have reasonable assurance that they will be realized. Recorded tax credits are subject to review and approval by tax authorities and, therefore, could be different from the amounts recorded. Estimates and assumptions are also utilized in the assessment of impairment of deferred financing costs, equipment, and intangibles.

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

Our IPR&D and Goodwill was $82.8 million as of December 31, 2022, which represents 71% of total assets. Goodwill and indefinite-lived assets are not amortized but are subject to an impairment review annually and more frequently when indicators of impairment exist. An impairment of goodwill could occur if the carrying amount of a reporting unit exceeds the fair value of that reporting unit. An impairment of indefinite-lived intangible assets would occur if the fair value of the intangible asset is less than the carrying value.

The nature of the assumptions in the intangible asset's impairment tests are considered critical due to a high level of subjectivity and judgment necessary to account for highly uncertain matters, and the impact of the assumptions on our financial condition and our operating performance could be material.

We test goodwill for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount. If we conclude it is more likely than not that fair value of the reporting unit is less than its carrying amount, a quantitative impairment test is performed. We test indefinite lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount. Events that could result in an impairment, or trigger an interim impairment assessment, include the decision to discontinue the development of a drug, the receipt of additional clinical or nonclinical data regarding our drug candidates or a potentially competitive drug candidates, changes in the clinical development program for a drug candidate, or new information regarding potential sales for the drug candidates and increases in our weighted average cost of capital.

If we conclude it is more likely than not that the fair value is less than its carrying amount, a quantitative impairment test is performed. We reviewed Goodwill and our IPR&D assets for impairment on the anniversary of acquisition of August 27, 2022. Our annual test date of intangibles and Goodwill is the fourth quarter. We performed a quantitative assessment of our three individual projects. The estimated fair values of identifiable intangible assets were determined using the multi-period excess earnings method, which is a valuation methodology that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. The projected discounted cash flow models used to estimate the fair value of assets of our IPR&D reflect significant assumptions and are Level 3 unobservable data regarding the estimates a market participant would make in order to evaluate a drug development asset, including the following:

•
Probability of clinical success of research and development and obtaining regulatory approval. This estimate was based on various publicly available studies conducted by third parties;
•
Forecasted net sales from up-front and milestone payments, royalties and product sales. Comparable market transactions were used to estimate milestone and royalty revenues. The addressable market and patient acquisition rates were estimated based on studies we commissioned a third party to conduct. The estimated sales prices of our technologies are based on competitors with similar drug products. We have made estimates related to deductions expected to be provided based on conventional commercial models to access the market; and
•
A discount rate reflecting our weighted average cost of capital and specific risk inherent in the underlying assets.

The projected discounted cash flow model used to estimate the fair value of our reporting unit and intangible assets as of August 27, 2022 includes a significant assumption related to each project's probability of clinical success, which is reflected in the cash flows. Based on our fair value assessment, an impairment loss of the intangibles would result if the probability of success assumptions decreased more than approximately 4.3%, 1.4% and 8.5%, respectively for GTX-101, GTX-102 and GTX-104, for each year, all other assumptions remaining constant.

The projected discounted cash flow model used to estimate the fair value of our reporting unit and the intangibles as of August 27, 2022 includes a significant assumption related to each project's projected net sales levels, which is reflected in the cash flows. Based on our fair value assessment, an impairment loss would result if the net sales assumptions decreased more than approximately 15%, 2% and 10%, respectively for GTX-101, GTX, 102 and GTX-104 for each year, all other assumptions remaining constant. We believe that the net sales assumptions developed were applied with a conservative framework such as the exclusion of addressable markets outside the United States, which markets we expect to provide revenue upside if and when GTX-101, GTX-102 and GTX-104 are approved by the FDA.

The following table depicts as at the impairment assessment date of August 27, 2022, the discount rate used in the fair value model and the discount rate in which an impairment loss would occur.

Discount assumption	GTX 101	GTX 104	GTX 102

Discount rate used in fair value model	22.8%	24.8%	21.5%
Discount rate that results in an impairment	> 24%	> 26.6%	> 21.7%

The valuation of our IPR&D has significant measurement uncertainty given the risks and uncertainties associated with the timely and successful completion of the development and commercialization of drug candidates. We engaged a third party valuation firm to assist us with the valuation of the IPR&D and goodwill. Assumptions are difficult to make accurately and were mainly derived from life science studies, industry data, and peer company information that our management believes represent appropriate comparable data. Estimates of value are required to be discounted to account for risks related to the inherent uncertainties of the overall development and commercialization processes.

The summation of our Goodwill and IPR&D fair values, as indicated by our discounted cash flow calculations, were compared to our consolidated fair value, as indicated by our market capitalization, to evaluate the reasonableness of our calculations. Our determination of a reasonable control premium that an investor would pay, over and above market capitalization for a control position, included a number of factors:

•
Market control premium; The identification of recent public market information of comparable peer acquisition transactions. The selection of comparable peer acquisition transactions is subject to judgment and uncertainty.
•
Impact of low public float and limited trading activity on market capitalization: A significant portion of our common shares are owned by a concentrated number of investors. The public float of our common shares, calculated as the percentage of common shares freely traded by public investors divided by our total shares outstanding, is significantly lower than that of our publicly traded peers. Based on our evaluation of third-party market data, we believe there is an inherent discount impacting our share price due to the low public float and limited trading volume, thus impacting our market capitalization.

Given the limited amount by which the IPR&D fair value exceeds the carrying value, the impairment assessment is sensitive to changes in forecasted cash flows, our selected discount rates as well as the implied control premiums. Management has identified that a reasonably possible change in these assumptions could cause the carrying value to exceed fair value. Changes to our assumptions, in particular changes in technological feasibility or changes in the regulatory approval process could materially affect the estimation of the fair value and could result in impairment charges in future quarters.

The result of our quantitative assessment as of August 27, 2022 indicated that there is no impairment. We determined there was no triggering event in the third quarter that would have required us to perform a quantitative impairment test.

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

There is a financial risk related to the fluctuation in the value of the Canadian dollar and the Euro in relation to the U.S. dollar. In order to minimize the financial risk related to the fluctuation in the value of the Canadian dollar in relation to the U.S. dollar, certain funds continue to be invested as cash and cash equivalents and short-term investments in the Canadian dollar.

The following table provides an indication of our significant foreign exchange currency exposures from functional currency at the following dates:

	December 31, 2022		December 31, 2021
	US $	Euro	CAD $	Euro

Cash and cash equivalents	1,372	—	37,341	—
Investments	15	—	15,055	—
Trade and other payables	(679)	(48)	(2,015)	—
	708	(48)	50,381	—

The following exchange rates are those applicable to the following periods and dates:

	December 31, 2022		December 31, 2021
	Average	Reporting	Average	Reporting

US$ per CAD (2021 - CAD per US $)	0.7368	0.7378	1.2493	1.2637
USD$ per Euro	1.0310	1.0705

Based on our foreign currency exposures noted above, varying the above foreign exchange rates to reflect a 5% strengthening of the Canadian dollar and Euro would have an increase (decrease) in net loss as follows, assuming that all other variables remain constant:

December 31, 2022
$

Increase (decrease) in net loss	24

Based on our foreign currency exposures noted above, varying the above foreign exchange rates to reflect a 5% strengthening of the U.S. dollar and Euro would have an increase (decrease) in net loss as follows, assuming that all other variables remain constant:

December 31, 2021
$

Increase (decrease) in net loss	3,183

An assumed 5% weakening of the foreign currencies would have an equal but opposite effect on the basis that all other variables remained constant.

Interest Rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market rates. Our exposure to interest rate risk as at December 31, 2022 and 2021 was as follows:

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

We have incurred operating losses and negative cash flows from operations in each year since our inception. We expect to incur significant expenses and continued operating losses for the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, particularly as we advance clinical development for our first three drug candidates in our pipeline; continue to engage contract manufacturing organizations (“CMO's”) to manufacture our clinical study materials and to ultimately develop large-scale manufacturing capabilities in preparation for commercial launch; seek regulatory approval for our drug candidates; and add personnel to support our drug product development and future drug product launch and commercialization.

We do not expect to generate revenue from product sales unless and until we successfully complete drug development and obtain regulatory approval, which we expect will take several years and is subject to significant uncertainty. To date, we have financed our operations primarily through public offerings and private placements of our common shares, warrants and convertible debt and with the proceeds from research tax credits. Until such time that we can generate significant revenue from drug product sales, if ever, it will require additional financing, which we expect to be sourced from a combination of public or private equity or debt financing's or other non-dilutive sources, which may include fees, milestone payments and royalties from collaborations with third parties. Arrangements with collaborators or others may require us to relinquish certain rights related to our technologies or drug product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategy.

We expect to have sufficient cash resources to satisfy our objectives into the second quarter of calendar 2024, which is 13 to 16 months from the issuance date of the financial statements included elsewhere in this quarterly report. We require additional capital to fund our daily operating needs beyond that time. We plan to raise additional capital prior to that time in order to maintain adequate liquidity. Negative results from studies, if any, and depressed prices of our stock could impact our ability to raise additional financing. Raising additional equity capital is subject to market conditions not within our control. If we do not raise additional funds in this time period, we may not be able to realize our assets and discharge our liabilities in the normal course of business.

Future Accounting Changes

We have considered recent accounting pronouncements and concluded that they are either not applicable to our business or that the effect is not expected to be material to our consolidated financial statements as a result of future adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, our management, with the participation of our CEO and CFO, has performed an evaluation of the effectiveness of our disclosure controls and procedures within the meaning of Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon this evaluation, our management has concluded that, as of December 31, 2022, our existing disclosure controls and procedures were effective. It should be noted that while our CEO and CFO believe that our disclosure controls and procedures provide a reasonable level of assurance that they are effective, they do not expect the disclosure controls and procedures to be capable of preventing all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met.

Changes in Internal Control over Financial Reporting

No changes were made to our internal controls over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are at times subject to various legal proceedings and disputes. We assess our liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that we will incur a loss and the amount of the loss can be reasonably estimated, we record a liability in our consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of loss is not estimable, we do not accrue legal reserves. While the outcome of legal proceedings is inherently uncertain, based on information currently available and available insurance coverage, our management believes that it has established appropriate legal reserves. Any incremental liabilities arising from pending legal proceedings are not expected to have a material adverse effect on our financial position, results of operations, or cash flows. However, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to our financial position, results of operations, or cash flows. We are not currently a party to any legal proceedings that, in the opinion of management, are likely to have a material adverse effect on our business.

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

Dated: February 14, 2023

ACASTI PHARMA INC.

By:	/s/ Janelle D’Alvise
Name: Janelle D’Alvise
Title: President and Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Brian Ford
Name: Brian Ford
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)