Form 10-K
period 2023-03-31
Acasti Pharma Inc.
filed 2023-06-23
CIK 1444192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

☐ Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common shares on the last business day of its most recently completed second fiscal quarter, as reported on the Nasdaq Stock Market, was approximately $26,031,587. The number of outstanding common shares of the registrant, no par value per share, as of June 23, 2023, was 44,612,831.

Auditor Firm Id: 1263 Auditor Name: Ernst & Young LLP Auditor Location: Montréal, QC, Canada

Former Auditor Firm Id: 85 Auditor Name: KPMG LLP Auditor Location: Montréal, QC, Canada

ACASTI PHARMA INC.

FORM 10-K

For the Fiscal Year Ended March 31, 2023

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
•
the future prospects of our GTX-104 drug candidate, including but not limited to GTX-104’s potential to be administered to improve the management of hypotension in patients with subarachnoid hemorrhage (“SAH”); GTX-104’s potential to reduce the incidence of vasospasm in SAH patients resulting in better outcomes; the ability of GTX-104 to achieve a pharmacokinetic (“PK”) and safety profile similar to the oral form of nimodipine; GTX-104’s potential to provide improved bioavailability and the potential for reduced use of rescue therapies, such as vasopressors in patients with SAH the timing and outcome of the Phase 3 safety study for GTX-104; our ability to ultimately file a new drug application (“NDA”) for GTX-104 under Section 505 (b)(2) of the Federal Food, Drug and Cosmetic Act; and the timing and ability to receive FDA approval for marketing GTX-104;
•
our plan to prioritize the development of GTX-104;
•
our plan to maximize the value of our de-prioritized drug candidates, GTX-102 and GTX-101, including through potential development, out-licensing or sale of those drug candidates;
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
•
We are heavily dependent on the success of our lead drug candidate, GTX-104.
•
We may not be able to maximize value from our de-prioritized drug candidates, GTX-102 and GTX-101, through either development, out-licensing or sale.
•
We may not be able to maintain our operations and advance our research and development and commercialization of our lead drug candidates GTX - 104, without additional funding.
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
•
The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable.

•
An NDA submitted under Section 505(b)(2) subjects us to the risk of a patent infringement lawsuit that could delay or prevent the review or approval of our drug candidate. The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.
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
•
Our success depends in part upon our ability to protect our intellectual property for our drug candidates.
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
•
We rely on third parties to conduct our pre-clinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our drug candidates and our business could be substantially harmed.
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
•
We may not be successful in maintaining development and commercialization collaborations, and any partner may not devote sufficient resources to the development or commercialization of our drug candidates or may otherwise fail in development or commercialization efforts, which could adversely affect our ability to develop our drug candidates and our financial condition and operating results.
•
There is a significant risk that we may be classified as a PFIC for U.S. federal income tax purposes.
•
We may not be able to use our net operating loss carry forwards to offset future taxable income for Canadian or U.S. federal income tax purposes.
•
The Internal Revenue Service (“IRS”) may not agree that we should be treated as a foreign corporation for U.S. federal tax purposes.
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
•
If we fail to meet applicable listing requirements, the Nasdaq Stock Market may delist our common shares from trading, in which case the liquidity and market price of our common shares could decline.
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

PART I

Item 1. Business

Overview

We are focused on developing and commercializing products for rare and orphan diseases that have the potential to improve clinical outcomes by using our novel drug delivery technologies. We seek to apply new proprietary formulations to approved and marketed pharmaceutical compounds to achieve enhanced efficacy, faster onset of action, reduced side effects, more convenient drug delivery and increased patient compliance; all of which could result in improved patient outcomes. The active pharmaceutical ingredients used in the drug candidates under development by Acasti may be already approved in a target indication or could be repurposed for use in new indications.

The existing well understood efficacy and safety profiles of these marketed compounds provides the opportunity for us to utilize the Section 505(b)(2) regulatory pathway under the Federal Food, Drug and Cosmetic Act for the development of our reformulated versions of these drugs, and therefore may provide a potentially shorter path to regulatory approval. Under Section 505(b)(2), if sufficient support of a product’s safety and efficacy either through previous FDA experience or sufficiently within the scientific literature can be established, it may eliminate the need to conduct some of the pre-clinical and clinical studies that new drug candidates might otherwise require.

Our therapeutic pipeline consists of three unique clinical stage and multiple pre-clinical stage assets supported by an intellectual property portfolio of more than 40 granted and pending patents in various jurisdictions worldwide. These drug candidates aim to improve clinical outcomes in the treatment of rare and orphan diseases by applying proprietary formulation and drug delivery technologies to existing pharmaceutical compounds to achieve improvements over the current standard of care, or to provide treatment for diseases with no currently approved therapies.

We believe that rare disorders represent an attractive area for drug development, and there remains an opportunity for Acasti to utilize already approved drugs that have established safety profiles and clinical experience to potentially address significant unmet medical needs. A key advantage of pursuing therapies for rare disorders is the potential to receive orphan drug designation (“ODD”) from the FDA. Acasti's three drug candidates currently in clinical development have received ODD status, provided certain conditions are met at NDA approval. ODD provides for seven years of marketing exclusivity in the United States post-launch, provided certain conditions are met, and the potential for faster regulatory review. ODD status can also result in tax credits of up to 50% of clinical development costs conducted in the United States upon market approval and a waiver of the NDA fees, which we estimate can translate into savings of approximately $3.0 million. Developing drugs for rare diseases can often allow for clinical trials that are more manageably scaled and may require a smaller, more targeted commercial infrastructure.

The specific diseases targeted for drug development by Acasti are well understood although these patient populations may remain poorly served by available therapies or in some cases approved therapies do not yet exist. We aim to effectively treat debilitating symptoms that result from these underlying diseases.

Our lead drug candidate:

•
GTX-104, is an IV formulation of nimodipine designed to treat Subarachnoid Hemorrhage (“SAH”), a rare brain disorder for which we have completed multiple pharmacokinetic (“PK”) studies, including a successful PK bridging study recently completed in May 2022. SAH is a central nervous system condition that causes acute bleeding on the surface of the brain as the result of a ruptured aneurysm and requires immediate medical attention to prevent long-term disability or death. GTX-104 could be administered to improve the management of hypotension and reduce the incidence of vasospasm in SAH patients and potentially lead to better patient outcomes.

Other drug candidates:

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

In April 2023, we announced the strategic decision to prioritize development of GTX-104 with a goal to advance to commercialization, while conserving resources as much as possible to complete development efficiently. We estimate that the deferral of GTX-102 and GTX-101 could be 3 years given the timeline to complete the development and commercial launch of GTX 104. Further development of GTX-102 and GTX-101 will occur at such time as we obtain additional funding or enter into strategic partnerships for license or sale with third parties.

The decision to defer further development has triggered a comprehensive impairment review of our intangible assets in March 2023. Given the extended timeline, we increased the discount rates used to value the assets in order to recognize additional risks related to prioritizing one asset over the others, financing the projects given limited available resources and the need to preserve cash to advance GTX 104 as far as possible, potential competitor advances that could arise over three years, and the general market depression affecting small cap development companies like us and the prohibitively high dilution and expense of available funding in the capital markets. Increasing the discount rates significantly reduced the discounted cash flow values for each of the programs deferred. Accordingly, in the quarter ended March 31, 2023 we booked impairment charges related to GTX 102 and GTX 101 of $22.7M and $6.0M respectively, together with further adjustments made to deferred taxes and goodwill directly related to those assets. The impairment charge overall amounts to $33.5M. Management continues to believe that GTX 102 and GTX 101 will eventually provide significant value for the Company when development resumes and they are launched successfully.

Our management team possesses significant experience in drug formulation and drug delivery research and development, clinical and pharmaceutical development and manufacturing, regulatory affairs, and business development, as well as being well-versed in late-stage drug development and commercialization. Importantly, our team is comprised of industry professionals with deep expertise and knowledge, including a world-renowned practicing neurosurgeon-scientist and respected authority in SAH, as well as product development, chemistry, manufacturing and controls (“CMC”), planning, implementation, management, and execution of global Phase 2 and Phase 3 trials for a drug candidate for SAH.

GTX-104 Overview

Nimodipine was granted FDA approval in 1988, and is the only approved drug that has been clinically shown to improve neurological outcomes in SAH patients. It is only available in the United States as a generic oral capsule and as a branded oral liquid solution called NYMALIZE™, which is manufactured and sold by Arbor

Pharmaceuticals (acquired in September 2021 by Azurity Pharmaceuticals). Nimodipine has poor water solubility and high permeability characteristics as a result of its high lipophilicity. Additionally, orally administered nimodipine has dose-limiting side-effects such as hypotension, poor absorption and low bioavailability resulting from high first-pass metabolism, and a narrow administration window as food effects lower bioavailability significantly. Due to these issues, blood levels of orally administered nimodipine can be highly variable, making it difficult to manage blood pressure in SAH patients. Nimodipine capsules are also difficult to administer, particularly to unconscious patients or those with impaired ability to swallow. Concomitant use with CYP3A inhibitors is contraindicated (NIMODIPINE Capsule PI).

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

Key potential benefits of GTX-104 include:

•
Novel nanoparticle technology facilitates aqueous formulation of insoluble nimodipine for a safe, standard peripheral IV infusion:
•
Potential for better control of blood pressure and improved management of hypotension
•
100% bioavailability
•
Eliminates food effects that impact the absorption of oral form of nimodipine
•
Lower inter and intra-subject variability as compared to oral nimodipine

GTX-104 could provide a more convenient mode of administration as compared to generic nimodipine capsules or NYMALIZE™ GTX-104 is administered as an initial bolus followed by a continuous infusion as compared to oral administration via a nasogastric tube in unconscious patients every two to four hours for both nimodipine capsules and NYMALIZE™ solution. Therefore, GTX-104 could make a major contribution to patient care by potentially reducing the dosing frequency, and the associated nursing burden. More convenient continuous, and consistent dosing can also reduce the risk of medication errors. In addition, as depicted in the charts below, two PK studies have shown that GTX-104 has the potential to provide improved bioavailability and lower intra-subject variability compared to oral administration. Because of its IV formulation, we also expect GTX-104 to reduce certain drug-drug interactions and food effects.

Despite the positive impact it has on recovery, physicians often must discontinue their patients from oral nimodipine, primarily as a result of hypotensive episodes that cannot be controlled by titrating the oral form of drug. Such discontinuation could potentially be avoided by administering GTX-104, which because of its IV administration, may reduce the complexity associated with the need for careful attention to the timing of nimodipine administration at least one hour before or two hours after a meal. Administration of GTX-104 via a peripheral vein is often much more comfortable for the patients compared to administration by central venous access (as is the case for NIMOTOPTM), which can often be a difficult, invasive and more risky procedure. Also, unconscious patients will likely receive more consistent concentrations of nimodipine when delivered via the IV route as compared to oral gavage or a nasogastric tube. More consistent dosing is expected to result in a reduction of vasospasm and a better, more consistent management of hypotension. As summarized in the table below, we also anticipate reduced use of rescue therapies, such as vasopressors, and expensive hospital resources, such as the angiography suite, are possible by more effectively managing blood pressure with GTX-104. Reduced incidences of vasospasm could result in shorter length of stay and better outcomes.

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

We estimate that approximately 50,000 individuals experience aSAH each year in the US based on third-party market research, and that total addressable market for SAH is approximately $300 million in the U.S. There are an estimated 150,000 aSAH patients each year in China and approximately 55,000 patients in the European Union based on annual inpatient admissions and the average length-of-stay.

GTX-104 Recent Activities & Near Term Milestones: Conduct Phase 3 Safety Study

In September 2021, we initiated our pivotal PK bridging trial to evaluate the relative bioavailability of GTX-104 compared to currently marketed oral nimodipine capsules in approximately 50 healthy subjects. The PK trial was the next required step in our proposed 505(b)(2) regulatory pathway for GTX-104.

Final results from this pivotal PK trial were reported on May 18, 2022, and showed that the bioavailability of GTX-104 compared favorably with the oral formulation of nimodipine in all subjects, and no serious adverse events were observed for GTX-104.

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

No serious adverse events and no adverse events leading to withdrawal were reported during the trial.

Next Steps – Initiate Phase 3 Safety trial for GTX-104

In April 2023, we received a Type C written meeting response and clarifying feedback from the FDA on our proposed Phase 3 safety trial for GTX-104. The FDA provided additional comments on our development plan that, pending submission of the final clinical protocol and FDA approval of same, will allow us to proceed with the initiation of a Phase 3 safety clinical trial in aSAH patients.

The FDA concurred with the suitability of the 505(b)(2) regulatory pathway with the selected Reference Listed Drug NIMOTOP oral capsules (NDA 018869), and that our GTX-104-002 PK trial may have met the criteria for a scientific bridge.

Based on the FDA's proposed Phase 3 trial design, we will target enrollment of aSAH patients (across all grades of severity) in a 1:1 randomized trial with oral nimodipine, to be conducted in an estimated 25-30 sites in the U.S. The FDA confirmed the use of the Hunt and Hess scale to stratify patients based on severity. The primary endpoint is safety, and it will be measured as the percentage of significant adverse events of hypotension related to study drugs in both arms.

We expect the first patient to be enrolled during the second half of 2023. The trial is expected to take approximately18 months to complete from the time the first patient is enrolled, and we expect this safety trial to be the final clinical step required to seek approval under the 505(b)(2) regulatory pathway. Before submitting a NDA, we plan to hold a pre-NDA meeting with the FDA to enhance the likelihood of market approval.

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

A-T is diagnosed through a combination of clinical assessment (especially neurologic and oculomotor deficits), laboratory analysis, and genetic testing. There is no known treatment to slow disease progression, and treatments that are used are strictly aimed at controlling the symptoms (e.g., physical, occupational or speech therapy for neurologic issues), or conditions secondary to the disease (e.g., antibiotics for lung infections, chemotherapy for cancer, etc.) (U.S. National Cancer Institute A-T, 2015). There are no FDA-approved therapeutic options currently available. Patients typically die by age 25 from complications of lung disease or cancer. According to a third-party report we commissioned, A-T affects approximately 4,300 patients per year in the United States and has a potential total addressable market of $150 million, based on the number of treatable patients in the United States.

GTX-102 - R&D and Clinical Studies to Date

We have licensed the data from the multicenter, double-blinded, randomized, placebo-controlled crossover trial from Azienda Ospedaliera Universitaria Senese, Siena, Italy, where Dr. Zannolli et. al. studied the effect of oral liquid solution of betamethasone to reduce ataxia symptoms in patients with A-T. This oral liquid solution is not marketed in the United States, and therefore is not available for clinical use; currently, betamethasone is only available in the United States as an injectable or as a topical cream. This license gives us the right to reference the study’s data in its NDA filing. On November 12, 2015, we submitted the data from the Zannolli study to the FDA’s Division of Neurology at a pre-Investigational New Drug (“IND”) meeting and received guidance from the agency on the regulatory requirements to seek approval.

In a multicenter, double-blind, randomized, placebo-controlled crossover trial conducted in Italy, Dr. Zannolli et al. studied the effect of an oral liquid solution of betamethasone on the reduction of ataxia symptoms in 13 children (between ages 2 to 8 years) with A-T. The primary outcome measure was the reduction in ataxia symptoms as assessed by the International Cooperative Ataxia Rating Scale (“ICARS”).

In the trial, oral liquid betamethasone reduced the ICARS total score by a median of 13 points in the intent-to-treat population and 16 points in the per-protocol population (the median percent decreases of ataxia symptoms of 28% and 31%, respectively). Adverse events in the trial were minimal, with no compulsory withdrawals and only minor side effects that did not require medical intervention. Clinical trial results in A-T patients administered oral betamethasone indicated that betamethasone significantly reduced ICARS total score relative to placebo (P = 0.01). The median ICARS change score (change in score with betamethasone minus change in score with placebo) was -13 points (95% confidence interval for the difference in medians was -19 to -5.5 points).

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

GTX-102 Recent Activities:

We initiated a PK bridging trial of GTX-102 as compared to the oral liquid solution of betamethasone used in the Zannolli study and against the injectable form of betamethasone that is approved in the U.S. in the third calendar quarter of 2022. The primary objectives of the PK bridging trial were to evaluate the bioavailability, pharmacokinetics and safety of GTX-102. On December 28, 2022, we reported that the topline results of this trial met all primary outcome measures.

Results showed that GTX-102 betamethasone blood concentrations were highly predictable and consistent based on AUC (the area under the concentration time curve up to 72 hours post-dose, extrapolated to infinity) and Cmax (the maximum concentration occurring between 0 hour to 72 hours after study drug administration), indicating good linearity and dose-proportionality. GTX-102 betamethasone blood concentrations were within the same range of exposure as IM betamethasone, based on AUC. This IM formulation will serve as a bridge for GTX-102 in the context of the proposed 505(b)(2) regulatory pathway. GTX-102 betamethasone blood concentrations were also within the same range of exposure as Oral Solution (OS), based on AUC. This OS formulation was used by Zannolli and may serve as a clinical comparator for further clinical development. Furthermore, statistically there was no significant difference (p>0.05) between GTX-102 administered at a fast rate (each spray immediately following the preceding one) vs. a slow rate (1 spray/minute), as indicated by Cmax and AUC. We believe this result is important because being able to use the fast or the slow rate of administration may provide greater flexibility for patients and caregivers. The Cmax of GTX-102 was within the same range of exposure as the OS, but the Cmax for the IM formulation was lower than both GTX-102 and the OS, as well as what has been reported previously for the IM in industry publications. It is important to note that achieving bioequivalence with the IM was not an objective of this trial, nor was it expected. Finally, of the 48 healthy adult subjects, no serious adverse events (AE) were reported, and the most frequent drug-related adverse effect was mild headache (4 cases).

The further development of GTX-102 has been deprioritized in favor of our focus on development of GTX-104. Pending additional dedicated funding for GTX-102 or the signing of a strategic partnership, We will work with our clinical experts and the FDA to determine the best final dosing regimen for GTX-102 to incorporate into our Phase 3 trial design. Based on previous discussions with the FDA, we plan to conduct a confirmatory Phase 3 safety and efficacy trial in A-T patients, and plan to seek guidance from the FDA on the trial design at a Type B meeting. It is also possible that we may out-license or sell our GTX-102 drug candidate.

GTX-101 Overview

GTX-101 is a non-narcotic, topical bio-adhesive film-forming bupivacaine spray designed to ease the symptoms of patients suffering with postherpetic neuralgia (“PHN”). GTX-101 is administered via a metered-dose of bupivacaine spray and forms a thin bio-adhesive topical film on the surface of the patient’s skin, which enables a touch-free, non-greasy application. It also comes in convenient, portable 30 ml plastic bottles. Unlike oral gabapentin and lidocaine patches, we believe that the biphasic delivery mechanism of GTX-101 has the potential for rapid onset of action and continuous pain relief for up to eight hours. No skin sensitivity was reported in a Phase 1 trial.

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

Current treatment of PHN most often consists of oral gabapentin (first line) and prescription lidocaine patches or antidepressants (second line), and refractory cases may be prescribed opioids to address persistent pain. Gabapentin and opioid abuse have continued to proliferate, and lidocaine patches are suboptimal for many reasons. An independent third-party market research firm we commissioned interviewed more than 250 physicians who regularly treat PHN patients, and found that approximately 40% of patients using lidocaine patches experience insufficient pain relief. Lidocaine patches are difficult to use, fall off, and look unsightly with possible skin sensitivity and irritation. Additionally, lidocaine patches can only be used for 12 hours on and then need to be removed for 12 hours before being reapplied. Prescription lidocaine patches are only approved for PHN, and the market is currently made up of both branded and generic offerings. It is estimated that PHN affects approximately 120,000 patients per year in the United States. According to a third-party report we commissioned, the total addressable market for GTX-101 could be as large as $2.5 billion, consisting of approximately $200 million for PHN pain and $2.3 billion for non-PHN pain indications.

GTX-101 R&D History and Clinical Studies Completed to Date

To date, we have conducted four Phase I trials in healthy volunteers to assess the PK, safety and tolerability of GTX-101 and to determine the plasma levels of bupivacaine HCl administered as a single dose in various concentrations between 30 mg (three sprays) and 2100 mg (twenty sprays).

These studies confirmed that bupivacaine delivered as a topical spray (GTX-101) is well absorbed through the skin, as demonstrated in the graph below, while very little is absorbed systemically.

In all four studies, the administration of GTX-101 to healthy volunteers was safe and well tolerated. In addition, no evidence of skin irritation was observed at the application site following the spray administrations. The data below is from two separate trials of GTX-101 and the Lidoderm patch superimposed on each other.

GTX-101 recent activities:

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

The data from the single dose Phase 1 clinical trial for GTX-101 was submitted to the FDA’s Division of Anesthesiology and feedback was received at a pre-IND meeting on April 18, 2018, that informed the design of pre-clinical toxicology studies and a clinical and regulatory pathway to approval under section 505(b)(2). We completed a minipig skin sensitivity study in the second calendar quarter of 2022, and we initiated a single dose PK trial in healthy human volunteers in July 2022. Topline results from this single dose PK trial were reported on December 23, 2022 and the results met all primary outcome measures.

The median Tmax (the time of maximum concentration between 0 hour and 240 hours after study drug administration) of bupivacaine in plasma following GTX-101 single-dose topical applications ranged between 18 to 24 hours depending on dose, while the median Tmax following the subcutaneous injection of 10 mg of bupivacaine was only 23 minutes. This result suggests that bupivacaine delivered by GTX-101 remains in the skin for a long period of time, potentially inducing prolonged analgesic effect in the sprayed area. The exposure to bupivacaine based on Cmax (the maximum concentration occurring at Tmax between 0 hour and 240 hours after study drug administration) and AUC (the area under the concentration time curve, extrapolated to infinity) following GTX-101 topical application as a single-dose increased with increasing dose.

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

The further development of GTX-101 has been deprioritized in favor of our focus on development of GTX-104. Pending additional dedicated funding for GTX-101 or the signing of a strategic partnership, we plan to follow this successful PK trial with a multiple ascending dose study in 2023. Results from these non-clinical and clinical studies and trials are required before the initiation of our Phase 2 program in PHN patients. It is also possible that we may out-license or sell our GTX-101 drug candidate.

Overall Commercialization Strategy

We plan to retain our worldwide commercialization rights for some of our key drug candidates, while for other drug candidates we may consider collaboration opportunities to maximize market penetration and returns. If we receive regulatory approval, we may look to out license commercialization opportunities or consider outsourcing sales to ensure efficient commercial management. A similar review and approach will be applied to GTX-102. Given that GTX-101 will be targeted to a larger primary care and pain specialist market, if GTX-101 receives regulatory approval, we will likely seek commercial partnerships to fully exploit the market potential of this drug product. As our product candidates advance through the pipeline, our commercial plans may change. Clinical data, the size of the development programs, the size of the target market, the size of a commercial infrastructure and manufacturing needs may all influence our U.S., European Union, and rest-of-world strategies. Currently, we have prioritized the development of GTX-104 and de-emphasized the development of GTX-102 and GTX-101. It is possible that we may out-license or sell GTX-102 and/or GTX-101.

Manufacturing and Supply

We currently do not own any manufacturing facilities. The manufacture of our pipeline of drug candidates is highly reliant on complex techniques and personnel aseptic techniques, which present significant challenges and require specialized expertise. Further, these processes undergo a high level of scrutiny by regulatory agencies. Consequently, we utilize a network of third-party CMOs for manufacturing of our drug candidates. All CMOs are monitored and evaluated by us to assess compliance with regulatory requirements.

We work with independent consultants to perform periodic quality audits of our manufacturers to review the manufacturing process for our drug candidates and to provide input on quality issues. All lots of the drug substance and drug product used in clinical supply are manufactured under current good manufacturing practices. We plan to continue to rely upon CMOs to manufacture clinical and commercial quantities once the product is approved. We have development agreements in place with these CMOs and we have personnel with pharmaceutical development and manufacturing experience who are responsible for the relationships with our CMOs.

Intellectual Property Portfolio

We have a strong and multi-layered intellectual property protection strategy, which we believe will create barriers to entry and solidify our position in the market. All of our leading pipeline products have received orphan status designation from the FDA, which could result in 7 years of marketing exclusivity in the United States and 10 years in Europe, provided they receive the final marketing authorizations from the applicable government agencies, and they can meet the conditions for receiving such marketing exclusivity. In addition, we protect our drug candidates through a well-defined patent filing strategy. Our patent estate includes more than 40 granted and pending patents in various global jurisdictions, including 6 U.S. issued patents and 4 filed U.S. patent applications. We believe that our intellectual property portfolio, consisting primarily of composition and method-of-use patents, will protect the market value of our products by extending exclusivity beyond what is granted through the orphan designation. We intend to continue to build our patent portfolio by filing for patent protection on new developments with respect to our product candidates. We expect that these patents will, if and when issued, allow us to list our own patents in the Orange Book: Approved Drug Products with Therapeutic Equivalence issued by the FDA, to which potential competitors will be required to certify upon submission of their applications referencing our drug products, if approved.

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

We have several issued U.S. patents and patent applications as well as patents and patent applications in other jurisdictions. Five patents for GTX-104 have been granted in the United States. One patent for GTX-101 has been granted in Europe, China, Mexico, Japan and South Africa. One patent for GTX-102 has been granted in Japan.

Recent Developments

Announcement of centralization of marketplace for shares on the Nasdaq with voluntary delisting from TSX Venture Exchange

On March 13, 2023, we announced that we had applied and received approval for a voluntary delisting of our common shares from the TSX Venture Exchange ("TSXV"). The delisting from the TSXV did not affect the Company's listing on the Nasdaq Capital Market (the "Nasdaq"). The common shares continue to trade on the Nasdaq under the symbol "ACST". Effective as at the close of trading on March 27, 2023, Acasti's common shares were no longer be listed and posted for trading on the TSXV.

Announcement of resignation of a director

On March 30, 2023, we announced that effective immediately, Mr. Jean-Marie (John) Canan had tendered his resignation from the board of directors of the Company.

Announcement of appointment of Prashant Kohli as CEO

On April 4, 2023, we announced the appointment of Prashant Kohli as Acasti's new Chief Executive Officer, succeeding Jan D'Alvise. The parties mutually agreed to part ways, and Ms. D'Alvise stepped down from the board of directors of the Company.

Announcement of intention to proceed with Phase 3 clinical safety study for GTX-104 following FDA feedback

On April 4, 2023 we announced that we received a Type C written meeting response and clarifying feedback from the FDA on our proposed Phase 3 safety study for GTX-104. The FDA provided additional comments on our development plan that, subject to submission of the final clinical protocol and FDA approval of same, will allow us to proceed with the initiation of a Phase 3 safety clinical trial in aneurysmal aSAH patients.

Announcement of successful submission of pivotal GTX-104 Phase 3 safety study protocol with FDA and implementation of strategic realignment plan

On May 8, 2023, we announced the successful submission to the FDA of GTX-104's full protocol of its pivotal Phase 3 safety study and implementation of a strategic realignment plan to maximize shareholder value. The realignment follows a comprehensive strategic review of the Company by Prashant Kohli, its recently appointed CEO, and its board of directors.

Key strategies being implemented are:

•
Prioritizing resources to GTX-104. We submitted the full pivotal Phase 3 safety study protocol for GTX-104 with the FDA with all supporting documentation. Pending final feedback and approval from the FDA, the first patient, first dose for the pivotal Phase 3 safety study is expected in calendar Q4 2023.
•
Strategic transformation of our operating model to an agile biopharma reflecting its complete focus on GTX-104. In alignment with the operating model, Acasti has brought on a highly experienced new management team with deep subject matter knowledge and direct, hands-on clinical trial experience in aSAH.
•
Significant extension of our cash runway expected to be sufficient to fund the Company through calendar Q2 2025, facilitating achievement of critical value inflection milestones, including a potential NDA filing for GTX-104.
•
Evaluation of strategic alternatives to maximize value of de-prioritized pipeline assets, GTX-102 and GTX-101

In connection with the transformation of the operating model, we have moved to appoint the following industry experts to our senior management team:

•
Dr. R. Loch Macdonald, MD, PhD, as Chief Medical Officer. A world-renowned practicing neurosurgeon-scientist and respected authority in SAH, Dr. Macdonald is the former founder of a clinical-stage biotechnology company focused on subarachnoid hemorrhage.
•
Carrie D’Andrea, as VP Clinical Operations. Ms. D’Andrea is a highly experienced professional who has built and led the planning, implementation, management, and execution of global Phase 2 and Phase 3 trials for a drug candidate for subarachnoid hemorrhage.
•
Amresh Kumar, PhD, as VP Program Management. Mr. Kumar is an experienced drug development, CMC, and program management expert. Amresh is the former product leader of GTX-104 while at Grace Therapeutics (which was acquired by us).

As a result of this strategic realignment, we are, over time, discontinuing our operations in Canada, and have proceeded to lay off substantially all our workforce, allowing our new management team to rebuild a leaner organization in the United States. All of our finance team will remain in their current role for a transition period until at least the end June 2023.

Corporate Structure

Acasti was incorporated on February 1, 2002 under Part 1A of the Companies Act (Québec) under the name “9113-0310 Québec Inc.” On February 14, 2011, the Business Corporations Act (Québec), or QBCA, came into effect and replaced the Companies Act (Québec). We are now governed by the QBCA. On August 7, 2008, pursuant to a Certificate of Amendment, we changed our name to “Acasti Pharma Inc.”, our share capital description, the provisions regarding the restriction on securities transfers and our borrowing powers. On November 7, 2008, pursuant to a Certificate of Amendment, we changed the provisions regarding our borrowing powers. We became a reporting issuer in the Province of Québec on November 17, 2008. On December 18, 2019, we incorporated a new wholly owned subsidiary named Acasti Innovation AG, or AIAG, under the laws of Switzerland for the purpose of future development of our intellectual property and for global distribution of our products. AIAG currently does not have any operations. On August 27, 2021, Acasti completed its acquisition of Grace Therapeutics Inc. via a merger. Following completion of the merger, Grace became a wholly owned subsidiary of Acasti and was renamed Acasti Pharma U.S. Inc.

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

Item 1A. Risk Factors

Summary of Risk Factors

We are providing the following summary of the risk factors contained in this annual report to enhance the readability and accessibility of our risk factor disclosures. This summary does not address all of the risks that we face. We encourage you to carefully review the full risk factors contained in this annual report on Form 10-K in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. The primary categories by which we classify risks include: (i) general risks related to our company; (ii) risks relating to our business; (iii) risks relating to the development, testing and commercialization of our products; (iv) risks relating to our intellectual property; (v) risks relating to our dependence on third parties; and (vi) risks relating to ownership of our common shares. Set forth below within each of these categories is a summary of the principal factors that make an investment in our common shares speculative or risky.

General Risks Related to the Company

•
We may not achieve our publicly announced milestones on time, or at all.
•
We are heavily dependent on the success of our lead drug candidate.
•
We may not be able to maximize value from our de-prioritized drug candidates, GTX-102 and GTX-101, through either development, out-licensing or sale.
•
We may not be able to maintain our operations and advance our research and development and commercialization of our lead drug candidate, GTX-104 without additional funding.
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
•
Our success depends in part upon our ability to protect our intellectual property for our branded drug products and drug candidates.
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
•
If our estimates or judgments relating to our critical accounting policies for intangible assets prove to be incorrect, further impairment charges could result.

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
•
We rely on third parties to conduct our pre-clinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our drug candidates and our business could be substantially harmed.
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
•
The Internal Revenue Service (“IRS”) may not agree that we should be treated as a foreign corporation for U.S. federal tax purposes.

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
•
If we fail to meet applicable listing requirements, the Nasdaq Stock Market may delist our common shares from trading, in which case the liquidity and market price of our common shares could decline.
•
We may pursue opportunities or transactions that adversely affect our business and financial condition.
•
We are a Québec incorporated company headquartered in Canada, and U.S. investors may be unable to enforce certain judgments against us.

Any investment in our common shares involves a high degree of risk. The following risk factors and other information included in this annual report should be carefully considered. If any of these risks actually occur, our business, financial condition, prospects, results of operations or cash flow could be materially and adversely affected, and you could lose all or a part of the value of your investment. Additional risks or uncertainties not currently known to us, or that we deem immaterial, may also negatively affect our business operations.

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

We are heavily dependent on the success of our lead drug candidate, GTX-104

Our business and future success are substantially dependent on our ability to successfully and timely develop, obtain regulatory approval for, and commercialize our lead product candidate, GTX-104. Any delay or setback in the development of GTX-104 could adversely affect our business. Our planned development, approval and commercialization of GTX-104 may fail to be completed in a timely manner or at all. As part of our recent strategic realignment plan, we determined to focus primarily on the development of GTX-104, which concentrates the level of our drug development risk on one drug candidate. We cannot provide assurance that we will be able to obtain approval for GTX-104 or any other of our drug candidates from the FDA or any foreign regulatory authority or that we will obtain such approval in a timely manner.

We may not be able to maximize value from our de-prioritized drug candidates, GTX-102 and GTX-101, through either development, out-licensing or sale.

Our GTX-102 and GTX-101 drug candidates are at an earlier development stage than GTX-104 and will require additional time and resources to develop. As part of our recent strategic realignment plan, we determined to focus primarily on the development of GTX-104 and to de-emphasize the development of GTX-102 and GTX-101. While we will continue to seek ways to maximize the value of GTX-102 and GTX-101, including through subsequent development, out-licensing or sale, we may not be successful in doing so.

We may not be able to maintain our operations and advance our research and development and commercialization of our GTX-104 lead drug candidate without additional funding.

We have incurred operating losses and negative cash flows from operations since our inception. To date, we have financed our operations through public offerings and private placements of securities, proceeds from exercises of warrants, rights and options, and receipt of research tax credits and research grant programs. Our cash and cash equivalents and short-term investments were $27.9 million as of March 31, 2023 and $43.7 million as of March 31, 2022.

Our current assets, as of March 31, 2023, are projected to support our current liabilities as at that date when combined with the projected level of our expenses for the next twelve months, including fully funding the completion of our Phase 3 program for GTX-104. We expect that additional time and capital will be required by us to file an NDA to obtain FDA approval for GTX-104 in the United States, to further scale up our manufacturing capabilities, and to complete marketing and other pre-commercialization activities. Consequently, we expect to require additional capital to fund our daily operating needs beyond the next twelve months. Based on the steps we are taking in our strategic realignment plan to focus primarily on the development of GTX-104 and to de-emphasize the development of GTX-102 and GTX-101, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements beyond the completion of our Phase 3 trials for GTX-104. To fully execute our business plan, we plan to raise the necessary capital primarily through additional securities offerings and multiple sources of non-dilutive capital, such as grants or loans and strategic alliances. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay the research and development and commercial launch of our GTX-104. If we determine to continue development of GTX-102 and GTX-101, significant additional funding will be needed. Unexpected negative results in our clinical programs for our lead drug candidate may affect our ability to raise additional capital and/or complete strategic development and/or distribution partnerships to support the commercial launch of our drug candidate. Additional funding from third parties may not be available on acceptable terms or at all to enable us to continue with the research and development and commercialization of our lead drug candidate.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our suppliers, third-party manufacturers and other contractors and consultants could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical pandemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to manufacture our drug candidate products. Our ability to obtain supplies of drug candidate products could be disrupted if the operations of our manufacturers and suppliers are affected by a man-made or natural disaster or other business interruption.

We may be subject to foreign exchange rate fluctuations.

Our functional currency is the U.S. dollar. However, many of our expenses currently are and/or are expected to be, denominated in foreign currencies, including Canadian dollars. As we previously completed financings in both Canadian and U.S. dollars, both currencies are maintained and used to make required payments in the applicable currency. Though we plan to implement measures designed to reduce our foreign exchange rate exposure, the U.S. dollar/Canadian dollar and U.S. dollar /European euro exchange rates have fluctuated significantly in the recent past and may continue to do so, which could have a material adverse effect on our business, financial position and results of operations.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our share price and trading volume could decline.

The trading market for our common shares will depend in part on the research and reports that securities or industry analysts publish about us or our business. We currently have limited research coverage by securities and industry analysts. If few or no securities or industry analysts cover our company, the trading price for our common shares could be negatively impacted. If one or more of the analysts who covers us downgrades our common shares or publishes inaccurate or unfavorable research about our business, our share price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common shares could decrease, which could cause our share price and trading volume to decline.

Risk Factors Relating to our Business

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We recently appointed several new members to our executive team and are highly dependent on the principal members of our executive team. While members of our executive team have significant industry experience, they have not been with our company for long. Any of our executive officers could leave our employment at any time, as all of our employees are “at will” employees. Also, as part of our strategic realignment, we have significantly reduced the number of our employees while we shift the base of our operations from Canada to the United States. As a result, in the process of shifting the base of our operations to the United States, we will have to recruit employees from the industry employment market in the United States. Recruiting and retaining qualified employees for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives and other personnel in our industry, which is likely to continue. As a result, competition for skilled personnel is intense and the turnover rate can be high. As we rebuild our organization in accordance with our strategic realignment, we may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical companies for individuals with similar skill sets. In addition, failure to succeed in clinical studies may make it more challenging to recruit and retain qualified personnel. The inability to recruit key executives or the loss of the services of any executive or key employee might impede the progress of our development and commercialization objectives.

We may need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations and our ability to compete.

If our drug development efforts are successful, we expect to expand our employee base to increase our managerial, scientific, engineering, operational, sales, marketing, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate, and integrate additional employees, consultants and contractors. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our existing or future product candidates. Our future financial performance and our ability to sell and commercialize our product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Our business plan is highly dependent upon our ability to obtain regulatory approval to market and commercialize our lead drug candidate, GTX-104in the United States. As GTX-104 is currently the focus of our drug development program, the failure to commercialize it would have a material adverse effect on our ability to execute on our business plan and generate revenue. In addition, even if we obtain U.S. regulatory approvals to commercialize GTX-104, we may not be able to do so in other international jurisdictions.

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
•
the availability of coverage and adequate reimbursement and pricing by third-party payors and government authorities;
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

Although we intend to establish a small, focused, specialty sales and marketing organization to promote GTX-104, if approved for marketing in the United States, we currently have no such organization and the cost of establishing and maintaining such an organization may exceed the benefit of doing so. We believe that GTX-102 could also be marketed by a small, focused, specialty sales and marketing organization if and when we decide to resume development of GTX-102. Given the size of its potential market, we anticipate that commercializing GTX-101 would require entering into a strategic partnership with a larger marketing partner, if GTX-101 is approved by the

FDA for marketing, and the ability to find any such strategic partnership would be uncertain. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate sufficient product revenue and may not become profitable. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third-party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

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
•
ability to secure third-party marketing and selling agreements outside of the United States;
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

We intend to seek FDA approval through the 505(b)(2) regulatory pathway for our lead drug candidate GTX-104. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the Federal Food, Drug and Cosmetic Act (“FDCA”). Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant.

If the FDA does not allow us to pursue the 505(b)(2) regulatory pathway for GTX-104, we may need to conduct additional clinical trials, provide additional data and information and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for our drug candidates would likely substantially increase. Moreover, an inability to pursue the 505(b)(2) regulatory pathway could result in new competitive products reaching the market faster than our drug candidates, which could materially adversely impact our competitive position and prospects. Even if we are allowed to pursue the 505(b)(2) regulatory pathway for a drug candidate, we cannot assure you that we will receive the requisite or timely approvals for commercialization of such drug candidate.

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

Clinical testing, even when utilizing the 505(b)(2) pathway, is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process, even with active ingredients that have previously been approved by the FDA as safe and effective. The results of pre-clinical studies and early clinical trials of our drug candidates may not be predictive of the results of later stage clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials.

Our drug candidates are in various stages of development. Clinical trial failures may occur at any stage and may result from a multitude of factors both within and outside our control, including flaws in formulation, adverse safety or efficacy profile and flaws in trial design, among others. If the trials result in negative or inconclusive results, we or our collaborators may decide, or regulators may require us, to discontinue trials of our drug candidates or conduct additional clinical trials or pre-clinical studies. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. For these reasons, our future clinical trials may not be successful.

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

Parties making claims against us may request and/or obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our drug candidates on a temporary or permanent basis. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products or manufacturing processes, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research, manufacture clinical trial supplies or allow commercialization of our drug candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize one or more of our drug candidates, which could harm our business significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against our products, resulting in either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties.

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

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the iprivacy, security and transmission of individually identifiable health information without appropriate authorization;
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
•
substantial damages for infringement, including, but not limited to, treble damages, punitive damages, loss of profits and attorneys’ fees, which we may have to pay if a court decides that the drug product or proprietary technology at issue infringes on or violates the third-party’s rights;
•
if a license is available from the third-party, we may have to pay substantial royalties, fees and/or grant cross licenses to our technology; and
•
redesigning our drug candidates or processes so they do not infringe, which may not be possible or may require substantial funds and time.

We have not conducted an extensive search of patents issued to third parties, and no assurance can be given that third-party patents containing claims covering our drug candidates, technology or methods do not exist, have not been filed, or could not be filed or issued. Because of the number of patents issued and patent applications filed in our technical areas or fields, we believe there is a significant risk that third parties may allege they have patent rights encompassing our products, technology, or methods. Other drug candidates that we may in-license or acquire could be subject to similar risks and uncertainties.

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

Our success depends in part upon our ability to protect our intellectual property for our branded products and drug candidates.

Our commercial success with respect to our drug products and drug candidates, depends on obtaining and maintaining patent protection in the United States and in other countries and trade secret protection for our drug candidates, proprietary technologies and their uses. Our ability to protect our drug products from unauthorized or infringing use by third parties depends in substantial part on our ability to obtain and maintain valid and enforceable patents.

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

Proprietary trade secrets and unpatented know-how are also very important to our business. Although we have taken steps to protect our trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties, and confidential information and inventions agreements with certain of our employees, consultants, and advisors, third parties may still obtain this information, or we may be unable to protect our rights. Enforcing a claim that a third-party illegally obtained and is using our trade secrets or unpatented know-how is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secret information. Moreover, our competitors may independently develop equivalent knowledge, methods, and know-how, and we would not be able to prevent their use.

If we fail to comply with our obligations in the agreements under which we license rights to technology from third parties, or if the license agreements are terminated for other reasons, we could lose license rights that are important to our business.

We may be a party to a number of technology licenses that are important to our business and expect to enter into additional licenses in the future. Our existing license agreements impose, and we expect that future license agreements will impose, on us, various development, regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations. Under these agreements, we must rely on our licensor to comply with their obligations under the primary license agreements under which such third-party obtained rights in the applicable intellectual property, where we may have no relationship with the original licensor of such rights. If our licensors fail to comply with their obligations under these upstream license agreements, the original third-party licensor may have the right to terminate the original license, which may terminate our sublicense. If this were to occur, we would no longer have rights to the applicable intellectual property unless we are able to secure our own direct license with the owner of the relevant rights, which we may not be able to do at a reasonable cost or on reasonable terms, which may impact our ability to continue to develop and commercialize our drug candidates and companion diagnostic incorporating the relevant intellectual property. If we fail to comply with our obligations under our license agreements, or we are subject to a bankruptcy or insolvency, the licensor may have the right to terminate the license. In the event that any of our important technology licenses were to be terminated by the licensor, we would likely cease further development of the related program or be required to spend significant time and resources to modify the program to not use the rights under the terminated license.

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

If our estimates or judgments relating to our critical accounting policies for intangible assets prove to be incorrect, further impairment charges could result.

We carry a significant amount of intangible assets on our consolidated balance sheet, associated with acquired in process research and development. In the ordinary course of business, circumstances may arise, including manifestation of any of the risks identified in this section, that could result in further recognition that the carrying values of our assets may not be recovered from future operations. Under such circumstances, it is possible we may be required to further impair our asset values to the extent that their remaining value after any such impairment can be recovered by our business going forward. Intangible assets with an indefinite useful life are subject to an impairment review at least annually.

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

We rely on third parties to conduct our pre-clinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our drug candidates and our business could be substantially harmed.

We have relied upon and plan to continue to rely upon third-party CROs to monitor and manage data for our pre-clinical and clinical programs. We rely on these parties for execution of our pre-clinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with FDA laws and regulations regarding current good clinical practice (“GCP”), which are also required by the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities in the form of International Conference on Harmonization, guidelines for all of our drug candidates in clinical development. Regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators, and trial sites. If we or any of our CROs fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. While we have agreements governing activities of our CROs, we have limited influence over their actual performance. In addition, portions of the clinical trials for our drug candidates are expected to be conducted outside of the United States, which will make it more difficult for us to monitor CROs and perform visits of our clinical trial sites and will force us to rely heavily on CROs to ensure the proper and timely conduct of our clinical trials and compliance with applicable regulations, including GCP. Failure to comply with applicable regulations in the conduct of the clinical trials for our drug candidates may require us to repeat clinical trials, which would delay the regulatory approval process.

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

Regulatory authorities also may, at any time following approval of a drug product for sale, audit our manufacturing facilities or those of our third-party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time-consuming for us or a third-party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business. If we or any of our third-party manufacturers fail to maintain regulatory compliance, the FDA can impose regulatory sanctions including, among other things, refusal to approve a pending application for a new drug product or biological product or revocation of a pre-existing approval. As a result, our business, financial condition, and results of operations may be materially harmed.

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

Even if we are able to establish collaboration arrangements, any such collaboration may not ultimately be successful, which could have a negative impact on our business, results of operations, financial condition and prospects. If we partner with a third-party for development and commercialization of a drug candidate, we can expect to relinquish some or all of the control over the future success of that drug candidate to the third-party. It is possible that a partner may not devote sufficient resources to the development or commercialization of our drug candidate or may otherwise fail in development or commercialization efforts, in which event the development and commercialization of such drug candidate could be delayed or terminated, and our business could be substantially harmed. In addition, the terms of any collaboration or other arrangement that we establish may not prove to be favorable to us or may not be perceived as favorable, which may negatively impact the trading price of our common shares. In some cases, we may be responsible for continuing development of a product candidate or research program under a collaboration, and the payment we receive from our partner may be insufficient to cover the cost of this development. Moreover, collaborations and sales and marketing arrangements are complex and time consuming to negotiate, document and implement, and they may require substantial resources to maintain.

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

Current or potential investors in our common shares who are U.S. Holders (as defined below) should be aware that, based on our most recent financial statements and projections and given uncertainty regarding the composition of our future income and assets, there is a significant risk that we may have been classified as a "passive foreign investment company" or "PFIC" for the 2022 taxable year and may be classified as a PFIC for our current taxable year and possibly subsequent years. Each current or potential investor who is a U.S. Holder should consult his, her or its own tax advisor regarding the U.S. federal, state and local, and non-U.S. tax consequences of the acquisition, ownership, and disposition of our common shares, the U.S. federal tax consequences of the PFIC rules, and the availability of any election that may be available to the holder to mitigate adverse U.S. federal income tax consequences of holding shares of a PFIC.

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

At March 31, 2023, Acasti Pharma U.S. had net operating loss carry forwards (“NOLs”) for U.S. federal income tax purposes of approximately $14.4 million, which have no expiry.

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

At March 31, 2023, we had NOLs for Canadian federal income tax purposes of approximately $130.1 million, which expire at various dates through 2043. The extent to which we can utilize any or all of our NOLs will depend on many factors, including the jurisdiction applicable to any of our future taxable revenue. In connection with our planned shift of our operations to the United States, we may not be able to justify the allocation of revenue to Canada sufficient to recover the tax benefits arising from NOLs and other tax credits.

Our ability to use NOLs will also depend on the amount of taxable income generated in future periods. The NOLs may expire before we can generate sufficient taxable income to use the NOLs.

The IRS may not agree that we should be treated as a foreign corporation for U.S. federal tax purposes.

Although we are incorporated in Quebec, Canada, the IRS may assert that we should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal tax purposes pursuant to Section 7874 of the U.S. Internal Revenue Code of 1986, as amended (the "Code"). For U.S. federal tax purposes, a corporation generally is considered a tax resident in the jurisdiction of its organization or incorporation. Because we are an entity incorporated in Canada, we would generally be classified as a foreign corporation (and, therefore, not a U.S. tax resident) for U.S. federal tax purposes. Section 7874 of the Code provides an exception under which a foreign corporation may, in certain circumstances, be treated as a U.S. corporation for U.S. federal tax purposes.

Under Section 7874, if (1) former Grace Therapeutics shareholders owned (within the meaning of Section 7874) 80% or more (by vote or value) of our ordinary shares after the merger by reason of holding Grace Therapeutics common stock (such ownership percentage, the "Section 7874 ownership percentage"), and (2) our "expanded affiliated group" did not have "substantial business activities" in Canada ("the substantial business activities test"), we will be treated as a U.S. corporation for U.S. federal tax purposes. If the Section 7874 ownership percentage of the former Grace Therapeutics shareholders after the merger was less than 80% but greater than or equal to 60%, and the substantial business activities test was not met, we and our U.S. affiliates may, in some circumstances, be subject to certain adverse U.S. federal income tax provisions (which, among other things, could limit their ability to utilize certain U.S. tax attributes such as NOLs to offset U.S. taxable income or gain resulting from certain transactions). The application of these rules could result in significant additional U.S. tax liability and limit our ability to restructure or access cash earned by certain of our non-U.S. subsidiaries, in each case, without incurring substantial U.S. tax liabilities.

Based on the terms of the merger, the rules for determining share ownership under Section 7874 and certain factual assumptions, we believe that former Grace Therapeutics shareholders owned (within the meaning of Section 7874) less than 60% (by both vote and value) of our ordinary shares after the merger by reason of holding shares of Grace common stock. Therefore, under current law, we believe that we should not be treated as a U.S. corporation for U.S. federal tax purposes and that Section 7874 should otherwise not apply to us or our affiliates as a result of the merger with Grace Therapeutics .

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

We will need to raise additional capital in the future in order to fully execute on our business plan. We may seek additional capital through a combination of public and private equity offerings, debt financings, and non-dilutive strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our shareholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our shareholders. We have in place an “at-the-market” sales agreement where we may issue and sell from time-to-time common shares having an aggregate offering price of up to $75,000,000, but due to our market capitalization, under applicable SEC rules, the availability of our access to this program is currently significantly limited. The incurrence of indebtedness by us would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or drug candidates, or grant licenses on terms unfavorable to us.

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

Our net losses and expenses may fluctuate significantly and any failure to meet financial or clinical expectations may disappoint securities analysts or investors and result in a decline in the price of our common shares. Our net losses and expenses have fluctuated in the past and are likely to do so in the future. The market price of our common shares has fluctuated significantly in the past and may continue to do so. Some of the factors that could cause the market price for our common shares to fluctuate include the following:

•
results of pre-clinical studies and clinical trials, or the addition or termination of pre-clinical studies, clinical trials or funding support;
•
the timing of the release of results from any pre-clinical studies and clinical trials;
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

If we fail to meet applicable listing requirements, the Nasdaq Stock Market may delist our common shares from trading, in which case the liquidity and market price of our common shares could decline.

Our common shares are currently listed on the Nasdaq Stock Market, but we cannot assure you that our securities will continue to be listed on the Nasdaq Stock Market in the future. On July 27, 2022, we received written notification from the Nasdaq Listing Qualifications Department for failing to maintain a minimum bid price of $1.00 per common share for the last 30 consecutive business days, as required by Nasdaq Listing Rule 5550(a)(2) - bid price (the “Minimum Bid Price Rule”). The Nasdaq notification had no immediate effect on the listing of our common shares, and we had 180 calendar days, or until January 23, 2023, to regain compliance.

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

If we fail to comply with listing standards and the Nasdaq Stock Market delists our common shares, we and our shareholders could face significant material adverse consequences, including:

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our head office and operations are located at 3009 boul. de la Concorde East, Suite 102, Laval, Québec, Canada H7E 2B5 and our research and development and quality control laboratories are located at Espace Lab, 2650 Maximilien-Chagnon, Sherbrooke, Québec, Canada, J1E 0M8. We currently lease our office and laboratory space.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities Market Information

Our common shares are traded on The Nasdaq Capital Market under the symbol “ACST.”

Holders

As of June 23, 2023, there were 40 holders of record of our common shares. The actual number of our shareholders is greater than this number of record holders because most of our shareholders are beneficial owners whose shares are held in street name by brokers and other nominees.

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

As described above, PFIC status of a non-U.S. corporation depends on the relative values of certain categories of assets and the relative amount of certain kinds of income for a taxable year. Therefore, our status as a PFIC for any given taxable year depends upon the financial results for such year and upon relative valuations, which are subject to change and beyond our ability to predict or control. Based on our most recent financial statements and projections and given uncertainty regarding the composition of our future income and assets, there is a significant risk that we may have been classified as a PFIC for the taxable year that ended on March 31, 2023 and may be classified as a PFIC for our current taxable year and possibly subsequent years. However, PFIC status is fundamentally factual in nature, depends on the application of complex U.S. federal income tax rules (which are subject to differing interpretations), generally cannot be determined until the close of the taxable year in question and is determined annually. Accordingly, there can be no assurance that we will not be a PFIC in our current taxable year or subsequent years. The PFIC rules are complex, and each U.S. Holder should consult its tax advisor regarding the application of the PFIC rules to us.

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

Introduction

This management’s discussion and analysis, or MD&A, is presented in order to provide the reader with an overview of the financial results and changes to our financial position as at March 31, 2023 and for the twelve-month period then ended. This MD&A explains the material variations in our operations, financial position and cash flows for the years ended March 31, 2023 and 2022.

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

This MD&A, approved by the board of directors on June 23, 2023, should be read in conjunction with our audited consolidated financial statements for the year ended March 31, 2023, and 2022. Our audited financial statements were prepared in accordance with generally accepted accounting principles issued by the Financial Accounting Standards Board in the United States, or GAAP. All amounts appearing in this MD&A for the period-by-period discussions are in thousands of U.S. dollars, except share and per share amounts or unless otherwise indicated.

Our assets as at March 31, 2023, include cash and cash equivalents and short-term investments totalling $27.9 million and intangible assets and goodwill totalling $49.2 million. Our current liabilities total $3.4 million as at March 31, 2023 and are comprised primarily of amounts due to or accrued for creditors.

Comparative Financial Information for the years ended March 31, 2023 and 2022

	Year ended
	March 31, 2023	March 31, 2022	Increase (Decrease)
	$	$	$
Net loss	(42,429)	(9,819)	32,610
Basic and diluted loss per share	(0.95)	(0.27)	0.68
Total assets	79,123	128,620	(49,497)
Working capital[1]	25,879	42,021	(16,142)
Total non-current liabilities	7,757	17,090	(9,333)
Total shareholders’ equity	67,955	108,270	(40,315)

1.
Working capital is calculated by subtracting total current liabilities from total current assets. Because there is no standard method endorsed by GAAP, the results may not be comparable to similar measurements presented by other public companies.

Results of Operations

Comparison of the year ended March 31, 2023, and 2022

The following table summarizes our results of operations for the year ended March 31, 2023 and 2022:

	Year ended
	March 31, 2023	March 31, 2022	Increase (Decrease)
	$	$	$

Operating expenses
Research and development expenses, net of government assistance	9,972	5,559	4,413
General and administrative expenses	7,614	9,263	(1,649)
Sales and marketing expenses	661	518	143
Impairment of Intangible assets	28,682	—	28,682
Impairment of Goodwill	4,826	—	4,826
Impairment of Assets held for sale	400	249	151
Loss from operating activities	(52,155)	(15,589)	36,566

Financial income	184	5,122	(4,938)
Income tax recovery	9,542	648	8,894

Net loss	(42,429)	(9,819)	32,610

Net Loss

The net loss of $42,429 or $0.95 loss per share for the year ended March 31, 2023, increased by $32,610 from the net loss of $9,819 or $0.27 loss per share for the year ended March 31, 2022.

Research and development expenses

Research and development expenses consist primarily of:

•
fees paid to external service providers such as contract research organizations ("CROs") and contract manufacturing organizations ("CMOs") related to clinical trials, including contractual obligations for clinical development, clinical sites, manufacturing and scale-up, and formulation of clinical drug supplies;
•
fees paid to contract service providers related to drug discovery efforts including chemistry and biology services; and
•
salaries and related expenses for personnel, including expense related to stock options.

We record research and development expenses as incurred.

Our research and development during the year ended March 31, 2023 was focused primarily on our clinical development programs GTX 104, GTX 102, and GTX 101 drug candidates. Research and development expenses during the year ended March 31, 2022, related to the completion of our TRILOGY Phase 3 clinical program for our former drug candidate CaPre, as well as the initiation and progression of development work related to GTX 104, GTX 102 and GTX 101.

The following table summarizes our research and development expenses:

Research and development expenses
	Year ended
	March 31, 2023	March 31, 2022	Increase (Decrease)
	$	$	$
Third-party contract research expenses:
Clinical development programs:
GTX 104	838	1,796	(958)
GTX 102	1,779	61	1,718
GTX 101	2,612	538	2,074
Other third-party contract research expenses	605	724	(119)
Professional fees	1,600	317	1,283
Other research and development costs	270	236	34
Government grants & tax credits	(165)	(577)	412
Total third-party research and development expenses[1]	7,539	3,095	4,444
Salaries and benefits	1,742	2,017	(275)
Stock-based compensation	591	447	144
Depreciation and write off of equipment	100	—	100
Total	9,972	5,559	4,413

1Total third-party research and development expenses is calculated before salaries and benefits, depreciation, write-off of equipment and stock-based compensation. Because there is no standard method endorsed by GAAP, the results may not be comparable to similar measurements presented by other public companies.

Total third-party research and development expenses before salaries and benefits, depreciation, amortization and stock-based compensation expenses for the year ended March 31, 2023, totalled $7,539 compared to $3,095 for the year ended March 31, 2022. This resulted in an increase of $4,444 related mostly to the continued work of clinical development programs for GTX-104, GTX-102 and GTX-101.

Third-party contract research expenses related to GTX-104 amounted to $838 for the year ended March 31, 2023, compared to $1,796 for the year ended March 31, 2022. This resulted in a $958 decrease as our PK bridging for GTX-104 study wound down. third-party contract research expenses related to GTX-102 were $1,779 for the year ended March 31, 2023, compared to $61 for the year ended March 31, 2022. This resulted in a $1,718 increase due to the initiation of the PK bridging study for GTX-102 and for clinical trial materials. third-party contract research expenses related to GTX 101 amounted to $2,612 for the year ended March 31, 2023, compared to $538 for the year ended March 31, 2022. This resulted in a $2,074 increase and was mostly related to the planning and initiation of the Phase 1 single dose trial. The program related increases for GTX 104, GTX 102 and GTX 101 were offset by a decrease of $119, related to other third-party contract research expenses for non-clinical outside services. Professional fees of $1,600 for the year ended March 31, 2023, compared to $317 for the year ended March 31, 2022, amounted to an increase of $1,283. This is due to increased specialized clinical and regulatory consultants supporting our clinical programs for GTX-104, GTX-102 and GTX-101. Total third-party research and development expenses were reduced by $165 due to government credits eligible research activities related to our clinical programs GTX 104, GTX 102 and GTX 101.

Salaries and benefits decreased by $275 to $1,742 for the year ended March 31, 2023, from $2,017 for the year ended March 31, 2022. The decrease relates to a reduced accrual of our employee incentive bonus program.

General and administrative expenses

General and administrative expenses consist primarily of salaries and benefits, including share-based compensation, related to our executive, finance, legal, and support functions. Other general and administrative expenses include professional fees for auditing, tax, consulting, rent and utilities, insurance and patent-related services.

General and administrative expenses
	Year ended
	March 31, 2023	March 31, 2022	Increase (Decrease)
	$	$	$
Salaries and benefits	2,362	1,745	617
Professional fees	2,013	5,199	(3,186)
Other	2,053	1,477	576
General and administrative expense before stock-based compensation and depreciation [1]	6,428	8,421	(1,993)
Stock-based compensation	1,123	842	281
Depreciation	63	—	63
Total	7,614	9,263	(1,649)

1 General and administrative sub-total expenses is calculated before stock-based compensation and depreciation. Because there is no standard method endorsed by GAAP, the results may not be comparable to similar measurements presented by other public companies.

General and administrative expenses totaled $6,428 before stock-based compensation and depreciation expense for the year ended March 31, 2023, a decrease of $1,993, from $8,421 for the year ended March 31, 2022. The decrease was primarily a result of decreased legal, tax, accounting and other professional fees related to the Grace Therapeutics merger for the year ended March 31, 2022.

Salaries and benefits increased by $617 to $2,362 for the year ended March 31, 2023, from $1,745 for the year ended March 31, 2022. The increase relates to severance amounts accrued in relation to the former CEO. The decrease in professional fees were partially offset by an increase in other expenses. Other expenses increased by $576 to $2,053 for the year ended March 31, 2023, from $1,477 for the year ended March 31, 2022. This increase was related to increased expenses for accounting software upgrades, and IP legal costs to support and maintain our patents relating to TX-104, GTX-102 and GTX-101.

Sales and marketing

Sales and marketing expenses consist primarily of salaries and benefits, including share-based compensation, related to our commercial functions.

Sales and marketing expenses
	Year ended
	March 31, 2023	March 31, 2022	Increase (Decrease)
	$	$	$
Salaries and benefits	428	271	157
Professional fees	—	83	(83)
Other	136	116	20
Sales and Marketing expenses before stock-based compensation[1]	564	470	94
Stock-based compensation	97	48	49
Total	661	518	143

1 Sales and marketing sub-total expenses is calculated before stock-based compensation. Because there is no standard method endorsed by GAAP, the results may not be comparable to similar measurements presented by other public companies.

Sales and marketing expenses before stock-based compensation expense were $564 for the year ended March 31, 2023, compared to $470 for the year ended March 31, 2022. The increase of $94 was mostly due to an increase in salaries associated with added personnel.

Aggregate stock-based compensation expense increased by $474 to $1,811, for the year ended March 31, 2023, as compared to $1,337 for the year ended March 31, 2022.

This increase was due to the timing of the stock options granted during the year ended March 31, 2023 and year ended March 31, 2022.

Aggregate depreciation and amortization expense increased by $124 for the year ended March 31, 2023, to $124 as compared to nil for the year ended March 31, 2022. This increase is due to the impact of certain equipment being reclassified from held for sale to held for use during the year ended March 31, 2023, resulting in additional depreciation being recognized.

Impairment

In April 2023, we announced the strategic decision to prioritize development of GTX-104 with a goal to advance to commercialization, while conserving resources as much as possible to complete development efficiently. We estimate that the deferral could be 3 years given the timeline to complete the development and commercial launch of GTX 104. Further development of GTX-102 and GTX-101 will occur at such time as we obtain additional funding or enter into strategic partnerships.

The decision to defer further development has triggered a comprehensive impairment review of our intangible assets in March 2023. Given the extended timeline, we increased the discount rates used to value the assets in order to recognize additional risks related to prioritizing one asset over the others, financing the projects given limited available resources and the need to preserve cash to advance GTX 104 as far as possible, potential competitor advances that could arise over three years, and the general market depression affecting small cap development companies like us and the prohibitively high dilution and expense of available funding in the capital markets. Increasing the discount rates significantly reduced the discounted cash flow values for each of the programs deferred.

Accordingly, an impairment of intangible assets of $28,682 resulted in the year ended March 31, 2023, compared to nil for the year ended March 31, 2022. In addition, an impairment of $4,826 of goodwill resulted in the year ended March 31, 2023, compared to nil for the year ended March 31, 2022.

Income tax recovery

The impairment of $28,682 of the intangible assets resulted in an income tax recovery of $8,633 of the related deferred tax liability.

Liquidity and Capital Resources

Share Capital Structure

Our authorized share capital consists of an unlimited number of Class A, Class B, Class C, Class D and Class E shares, each without par value. Issued and outstanding fully paid shares, stock options, restricted shares units and warrants, were as follows for the periods ended (all amounts in the table below give effect to the 1-for-8 share consolidation we completed on August 31, 2021):

	March 31, 2023	March 31, 2022
	Number outstanding	Number outstanding
Class A shares, voting, participating and without par value	44,612,831	44,288,183
Stock options granted and outstanding	4,445,492	2,989,381
May 2018 Canadian public offering of warrants exercisable at CAD$10.48 until May 9, 2023	824,218	824,218
December 2017 U.S. public offering of warrants exercisable at US$10.08 until December 19, 2022	—	884,120
December 2017 U.S. public offering broker warrants exercisable at US$10.10 until December 27, 2022	—	32,390

Total fully diluted shares	49,882,541	49,018,292

Cash Flows and Financial Condition between the years ended March 31, 2023 and March 31, 2022

Summary

As at March 31, 2023, cash and cash equivalents totalled $27,875, a net decrease of $2,464 compared to cash and cash equivalents totalling $30,339 at March 31, 2022.

Net cash used in operating activities

During the years ended March 31, 2023 and 2022, our operating activities used cash of $15,913 and $17,234, respectively resulting in a decrease of $1,321. Cash used in operating activities during 2023 primarily related to our net loss of $42,429, adjusted for non-cash items such as stock-based compensation of $1,811, impairments of $33,908, income tax recovery of $9,542 and changes in our operating assets and liabilities of $181. Cash used in operating activities during 2022 primarily related to our net loss of $9,819, adjusted for non-cash items such as change in fair value of warrant liabilities of $5,197, unrealized foreign exchange gain of $370 and changes in our operating assets and liabilities of $2,786.

Investing activities

For the year ended March 31, 2023 our investing activities generated cash of $13,153 compared to cash used of $3,522 for the year ended March 31, 2022. The increase in cash generated was a function of an increase in proceeds from maturity of short-term investments included in 2022.

Financing activities

During the year ended March 31, 2023 we received net proceeds of approximately $304 from our at the market (ATM) program. During the year ended March 31, 2022, we did not have financing activities and used existing cash balances for operations purposes.

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

On November 10, 2021, we filed a prospectus supplement relating to our ATM program, expiring July 7, 2023, to restore available capacity to $75,000,000, with B. Riley, Oppenheimer & Co. Inc. and H.C. Wainwright & Co., LLC continuing to act as Agents. Under the terms of the Sales Agreement and the prospectus supplement, we may issue and sell from time-to-time common shares having an aggregate offering price of up to $75,000,000 through the Agents; however, our use of the shelf registration statement on Form S-3 will be limited for so long as we are subject to General Instruction I.B.6 of Form S-3, which limits the amounts that we may sell under the registration statement and in accordance with the Sales Agreement. The common shares will be distributed at market prices prevailing at the time of the sale and, as a result, prices may vary between purchasers and during the period of distribution. The volume and timing of sales under the ATM program, if any, will be determined at the sole discretion of our board of directors and management.

During the year ended March 31, 2023, 324,648 common shares were sold under the ATM program for total gross proceeds of approximately $314. The common shares were sold at the prevailing market prices, which resulted in an average price of approximately $0.95 per share. During the year ended March 31, 2022, no common shares were sold under the ATM program.

Financial Position

The following table details the significant changes to the consolidated balance sheet as at March 31, 2023, compared to the prior fiscal year end at March 31, 2022:

Accounts	Increase (Decrease) $	Comments
Cash and cash equivalents	(2,464)	See cash flow statement
Investments	(13,307)	Decrease in cash available to invest
Receivables	254	Timing of reimbursement of sales taxes
Assets held for sale	(352)	Impairment of RKO and production equipment
Prepaid expenses	(122)	Renewal of insurance contract and other prepaid expenses (advances to US vendors) offset by impairment of prepaid RKO
Right of use asset	148	Adjustment to the net present value of lease contract for Sherbrooke
Equipment	(146)	Depreciation expense, write off of assets
Intangible assets	(28,682)	Related to Impairment
Goodwill	(4,826)	Related to Impairment
Trade and other payables	180	Timing of payments net of accruals
Lease liability	190	Future obligations offset by payment of lease liability
Derivative warrant liabilities	(10)	Change in fair value of derivative warrants
Deferred tax liability	(9,542)	Related to Impairment of intangibles

See the statement of changes in equity in our financial statements for details of changes to the equity accounts since March 31, 2022.

Treasury Operations

Our treasury policy is to invest cash that is not required immediately into instruments with an investment strategy based on capital preservation. Cash equivalents and marketable securities are primarily in guaranteed investment certificates, term deposits and high-interest savings accounts, which are issued and held with Canadian chartered banks, highly rated promissory notes issued by government bodies and commercial paper. We hold cash denominated in both U.S. and Canadian dollars. Funds received in U.S. dollars from equity financing's are invested as per our treasury policy in U.S. dollar investments and converted to Canadian dollars as appropriate to fulfill operational requirements and funding.

Acquisition of Grace Therapeutics

On August 27, 2021, we completed the Grace Therapeutics merger. In connection with the share-for-share noncash transaction, Grace Therapeutics was merged with a new wholly owned subsidiary of Acasti and became a subsidiary of Acasti. As a result, we acquired Grace Therapeutics entire therapeutic pipeline consisting of three unique clinical stage and multiple pre-clinical stage assets supported by an intellectual property portfolio consisting of various granted and pending patents in various jurisdictions worldwide. Under the terms of the acquisition, each issued and outstanding share of Grace Therapeutics common stock was automatically converted into the right to receive Acasti common shares equal to the equity exchange ratio set forth in the merger agreement.

Consideration for Acquisition

A total of 18,241,233 common shares of Acasti were issued to Grace Therapeutics stockholders as consideration for the acquisition.

Total common shares issued	18,241,233
Acasti share price (closing share price on August 27, 2021)	$3.3344
Fair value of common shares issued	$60,824

Our acquisition of Grace Therapeutics has been accounted for as a business combination using the acquisition method of accounting. This acquisition method requires, among other things, that assets acquired, and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The valuation of assets acquired, and liabilities assumed was finalized during the fourth quarter of the year ended March 31, 2022.

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

Intangible assets of $69,810 relate to the value of IPR&D of Grace Therapeutics therapeutic pipeline, consisting of three unique clinical stage programs/assets supported by intellectual property. We estimated the fair value of the IPR&D intangible assets using a multi-period excess earnings method. The significant assumptions used in the valuation are the discount rate, the probability of clinical success of research and development programs, obtaining regulatory approval and forecasted net sales. Goodwill of $12,964 was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized. A deferred tax liability of $17,536 related to the identified intangible assets resulted.

Acquisition-related expenses, which were comprised primarily of regulatory, financial advisory and legal fees, totaled $3.2 million for the year ended March 31, 2022 and were included in general and administrative expenses in the consolidated statements of loss and comprehensive loss. The net loss during the year ended March 31, 2022 attributed to Grace in the consolidated statement of income (loss), since the date of acquisition is $1,505.

Assets Held for Sale

In January 2020 and August 2020, we released Phase 3 TRILOGY clinical trial results for our former lead drug candidate, CaPre. The TRILOGY trials did not meet the primary endpoint which resulted in our board of directors deciding not to proceed with a filing of an NDA with the FDA. With the completion of the TRILOGY trials beginning in the second half of fiscal 2021, we committed to a plan and were actively marketing for the sale Other assets and Production Equipment which met the criteria for classification of assets held for sale:

	March 31, 2023	March 31, 2022
	$	$
		Reclassed as explained below
Other assets (a)	—	195
Production equipment (b)	—	157
	—	352

a. Other Assets

Other assets represent krill oil ("RKO") held by the Corporation that was expected to be used in the conduct of R&D activities and commercial inventory scale up related to the development and commercialization of the CaPre drug. Given that the development of CaPre will no longer be pursued, the Corporation expected to sell this reserve. The other asset is being recorded at the fair value less costs to sell, which has resulted in an impairment loss of $195 (2022 - $249). Management’s estimate of the fair value of the RKO less cost -to sell, is based on current market conditions for the age of the RKO and the inability to sell it. These projections are based on Level 3 inputs of the fair value hierarchy and reflect management’s best estimate of market participants’ pricing of the assets as well as the general condition of the asset. The total impairment loss recognized, includes amounts paid for RKO in advance, but not yet received and was recorded previously as a prepaid.

b. Production equipment

March 31, 2022	Cost, net of previous impairment	Accumulated depreciation	Net book value
	$	$	$
Production equipment	1,179	(1,022)	157
	1,179	(1,022)	157

Similarly, to the Other assets, the announcement of the outcomes of the TRILOGY clinical trials resulted in an impairment trigger for the production equipment. The impairment loss is based on management’s estimate of the fair value of the equipment less cost -to sell, which is based primarily on estimated market conditions for selling used equipment and the inability to sell. These projections are based on Level 3 inputs of the fair value hierarchy and reflect the Corporations best estimate of market participants’ pricing of the assets as well as the general condition of the assets. This resulted in an impairment loss of $157.

In June 2022, we reclassed the following assets from assets held for sale as they no longer met the criteria of such classification.

	Cost, net of impairment	Accumulated depreciation	Net book value reclassed from held for sale
	$	$	$
Furniture and office equipment	17	(5)	12
Computer equipment	94	(6)	88
Laboratory equipment	585	(435)	150
	696	(446)	250

Furthermore, depreciation expense of $94 was recognized related to the period from the date that the assets were classified as held for sale until June 30, 2022. The reclassification from held for sale to equipment was reflected on the comparative balance sheet.

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

RKO supply agreement

On October 25, 2019, we signed a supply agreement with Aker Biomarine Antartic. (“Aker”) to purchase raw krill oil product for a committed volume of commercial starting material for CaPre for a total fixed value of $3.1 million. As at March 31, 2023, the remaining balance of the commitment with Aker amounts to $2.8 million. During the second calendar quarter of 2022, Aker informed the Company that Aker believed it had satisfied the terms of the supply agreement as to their ability to deliver the remaining balance of krill oil product, and that the Company was therefore required to accept the remaining product commitment and to pay Aker the $2.8 million balance. We disagree with Aker’s position and believe that Aker is not entitled to further payment under the supply agreement. Accordingly, no liability has been recorded. The dispute was unresolved as of March 31, 2023 and remains unresolved. There is uncertainty as to whether the Company will be required to make further payment to Aker in connection with the dispute. Additionally, in the event the Company is required to accept delivery from Aker of the remaining balance of krill oil product under the supply agreement, there is uncertainty as to whether the Company can recover value from the product, which may result in the Company incurring a loss on the supply agreement in the near term.

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

Estimates and assumptions include the measurement of derivative warrant liabilities, stock-based compensation, assets held for sale, valuation of intangible acquired from Grace Therapeutics, goodwill and the RKO supply agreement. Estimates and assumptions are also involved in measuring the accrual of services rendered with respect to research and development expenditures at each reporting date and determining which research and development expenses qualify for research and development tax credits and in what amounts. We recognize the tax credits once we have reasonable assurance that they will be realized. Recorded tax credits are subject to review and approval by tax authorities and, therefore, could be different from the amounts recorded. Estimates and assumptions are also utilized in the assessment of impairment of equipment, and intangibles.

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

Our IPR&D and Goodwill was $49.3 million as of March 31, 2023, which represents 62% of total assets. Goodwill and indefinite-lived assets are not amortized but are subject to an impairment review annually and more frequently when indicators of impairment exist. An impairment of goodwill could occur if the carrying amount of a reporting unit exceeds the fair value of that reporting unit. An impairment of indefinite-lived intangible assets would occur if the fair value of the intangible asset is less than the carrying value.

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

Individual IPR&D projects and goodwill is tested for impairment on an annual basis in the fourth quarter, and in between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of each technology or our reporting unit below its carrying value. We identified the strategic realignment plan announced on April 4, 2023 to prioritize resources to GTX-104, from GTX-101 and GTX-102 triggered a comprehensive impairment review of our intangible assets and have considered these facts in our annual impairment test. Deferral of development for GTX 101 and 102 has extended the cash runway from existing resources and has also reduced the values in the discounted cashflow due to the deferral. The result of the impairment assessment resulted in the following activity between March 31, 2022 and March 31, 2023:

	$	$	$	$
	GTX 104	GTX 102	GTX 101	Total
Intangible assets – in-process research and development
Balance, beginning of the year	27,595	31,908	10,307	69,810
Impairment	—	(22,712)	(5,970)	(28,682)
Balance, end of the year	27,595	9,196	4,337	41,128

The impairment of $28,682 of the identified intangible assets resulted in a recovery of $8,633 of the related deferred tax liability.

$

Goodwill
Balance, beginning of the year	12,964
Impairment	(4,826)
Balance, end of the year	8,138

The estimated fair values of our intangible assets were determined using the multi-period excess earnings method, which is a valuation methodology that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. The projected discounted cash flow models used to estimate the fair value of assets of our IPR&D reflect significant assumptions and are Level 3 unobservable data regarding the estimates a market participant would make in order to evaluate a drug development asset, including the following:

•
Probability of clinical success of research and development and obtaining regulatory approval. This estimate was based on various publicly available studies conducted by third parties;
•
Forecasted net sales from up-front and milestone payments, royalties and product sales. Comparable market transactions were used to estimate milestone and royalty revenues. The addressable market and patient acquisition rates were estimated based on studies we commissioned a third-party to conduct. The estimated sales prices of our technologies are based on competitors with similar drug products. We have made estimates related to deductions expected to be provided based on conventional commercial models to access the market; and
•
A discount rate reflecting our weighted average cost of capital and specific risk inherent in the underlying assets.

The projected discounted cash flow model used to estimate the fair value of our reporting unit and intangible assets as of March 31, 2023 includes a significant assumption related to each project's probability of clinical success, which is reflected in the cash flows.

Based on our fair value assessment, an impairment loss of GTX 104 would result if the probability of success assumption decreased more than approximately 6.2% for each year, all other assumptions remaining constant. Furthermore, a reasonably possible change of -1% in the probability of success assumption would decrease the fair value of GTX 101 and GTX 102 by $331K and $305K, respectively.

The projected discounted cash flow model used to estimate the fair value of our reporting unit and the intangibles as of March 31, 2023 includes a significant assumption related to each project's projected net sales levels, which is reflected in the cash flows. Based on our fair value assessment, an impairment loss for GTX 104 would result if the net sales assumptions decreased more than approximately 11.8%, for each year, all other assumptions remaining constant. Furthermore, a reasonably possible change of -1% in the net sales assumptions would decrease the fair value of GTX 101 and GTX 102 by $119K and $233K, respectively. We believe that the net sales assumptions developed were applied with a conservative framework such as the exclusion of addressable markets outside the United States, which markets we expect to provide revenue upside if and when GTX-101, GTX-102 and GTX-104 are approved by the FDA.

The following table depicts as at the impairment assessment, the discount rate used in the fair value model and the discount rate in which an impairment loss would occur for GTX 104.

Discount assumption	GTX 104

Discount rate used in fair value model	22.8%
Discount rate that results in an impairment	≤24.1%

Furthermore, a reasonably possible change of 1% in the discount rate assumption would change the fair value of GTX 101 and GTX 102 by $1.6M and $2.0M, respectively. During the year ended March 31, 2022, a discount rate of 19.2% was used in each of the programs as at the date of the acquisition.

The valuation of our IPR&D has significant measurement uncertainty given the risks and uncertainties associated with the timely and successful completion of the development and commercialization of drug candidates. We engaged a third-party valuation firm to assist us with the valuation of the IPR&D and goodwill. Assumptions are difficult to make accurately and were mainly derived from life science studies, industry data, and peer company information that our management believes represent appropriate comparable data. Estimates of value are required to be discounted to account for risks related to the inherent uncertainties of the overall development and commercialization processes.

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

In addition, there is judgment and potential for loss regarding the recognition and measurement of our RKO supply agreement with Aker to purchase RKO product for a committed volume of commercial starting material for CaPre for a total fixed value of $3.1 million, which is described in more detail in note 21 of our financial statements found elsewhere in this annual report.

Financial Instruments

Credit Risk

Credit risk is the risk of a loss if a customer or counter party to a financial asset fails to meet its contractual obligations. We have credit risk relating to cash, cash equivalents and marketable securities, which we manage by dealing only with highly rated Canadian institutions. The carrying amount of financial assets, as disclosed in the statements of financial position, represents our credit exposure at the reporting date.

Currency Risk

We are exposed to the financial risk related to the fluctuation of foreign exchange rates and the degrees of volatility of those rates. Foreign currency risk is limited to the portion of our business transactions denominated in currencies other than our functional currency. On April 1, 2022, our functional currency was changed from the Canadian dollar to the US dollar. This change is reflected prospectively in our financial statements. Fluctuations related to foreign exchange rates could cause unforeseen fluctuations in our operating results. Since April 1, 2022, a portion of our expenses, salaries is incurred in Canadian dollars and research contracts in Euros, for which no financial hedging is in place. There is a financial risk related to the fluctuation in the value of the Canadian dollar and the Euro in relation to the U.S. dollar. In order to minimize the financial risk related to the fluctuation in the value of the Canadian dollar in relation to the U.S. dollar, certain funds continue to be invested as cash and cash equivalents and short-term investments in the Canadian dollar.

The following table provides an indication of our significant foreign exchange currency exposures from functional currency at the following dates:

	March 31, 2023		March 31, 2022
	CAD $	Euro	US $	Euro

Cash and cash equivalents	2,132	—	35,079	—
Investments	15	—	14,872	—
Trade and other payables	(1,219)	(32)	(2,130)	(79)
	928	(32)	47,821	(79)

The following exchange rates are those applicable to the following periods and dates:

	March 31, 2023		March 31, 2022
	Average	Reporting	Average	Reporting

US$ per CAD$ (2022 - CAD per US$)	0.7400	0.7398	1.2536	1.2505
US$ per Euro (2022- CAD per Euro)	1.0415	1.0839	1.4569	1.3836

Based on our foreign currency exposures noted above, varying the above foreign exchange rates to reflect a 5% strengthening of the Canadian dollar and Euro would have an increase (decrease) in net loss as follows, assuming that all other variables remain constant:

	March 31, 2023	March 31, 2022
	$	$

Increase (decrease) in net loss	34	3,129

An assumed 5% weakening of the foreign currencies would have an equal but opposite effect on the basis that all other variables remained constant.

Interest Rate Risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market rates. Our exposure to interest rate risk as at March 31, 2023 and March 31, 2022 was as follows:

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

We have incurred operating losses and negative cash flows from operations in each year since our inception. We expect to incur significant expenses and continued operating losses for the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, particularly as we advance clinical development for our drug candidates in our pipeline; continue to engage contract manufacturing organizations to manufacture our clinical study materials and to ultimately develop large-scale manufacturing capabilities in preparation for commercial launch; seek regulatory approval for our drug candidates; and add personnel to support our drug product development and future drug product launch and commercialization.

We do not expect to generate revenue from product sales unless and until we successfully complete drug development and obtain regulatory approval, which we expect will take several years and is subject to significant uncertainty. To date, we have financed our operations primarily through public offerings and private placements of our common shares, warrants and convertible debt and with the proceeds from research tax credits. Until such time that we can generate significant revenue from drug product sales, if ever, we will require additional financing, which we expect to be sourced from a combination of public or private equity offerings or debt financing's or other non-dilutive sources, which may include fees, milestone payments and royalties from collaborations with third parties. Arrangements with collaborators or others may require us to relinquish certain rights related to our technologies or drug product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategy.

We expect to have sufficient cash resources to satisfy our objectives into the second quarter of calendar 2025, which is 21 to 24 months from the issuance date of the financial statements included elsewhere in this annual report. We require additional capital to fund our daily operating needs beyond that time. We plan to raise additional capital prior to that time in order to maintain adequate liquidity. Negative results from studies, if any, and depressed prices of our common shares could impact our ability to raise additional financing. Raising additional equity capital is subject to market conditions not within our control. If we do not raise additional funds in this time period, we may not be able to realize our assets and discharge our liabilities in the normal course of business.

In May 2023, we implemented a strategic realignment plan to enhance shareholder value that resulted in engaging a new management team and greatly reducing our research and development activities including a reduction in workforce.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures Disclosure Controls and Procedures

As of the end of the period covered by this annual report, our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has performed an evaluation of the effectiveness of our disclosure controls and procedures within the meaning of Rules 13a-15 (e) and 15d-15(e) of the Exchange Act. Based upon this evaluation, our management has concluded that, as of March 31, 2023, our existing disclosure controls and procedures were effective. It should be noted that while the CEO and CFO believe that our disclosure controls and procedures provide a reasonable level of assurance that they are effective, they do not expect the disclosure controls and procedures to be capable of preventing all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Management’s Report on Internal Controls over Financial Reporting

Our management, with the participation of our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of our financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management conducted an assessment of the design and operation effectiveness of our internal control over financial reporting as of March 31, 2023. In making this assessment, we used the criteria established within the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management has concluded that, as of March 31, 2023, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

No changes were made to our internal controls over financial reporting that occurred during the year ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information with respect to our current directors and executive officers:

Name	Age	Position(s) held within Acasti	In Office Since	Current Term to Expire
Directors
Vimal Kavuru	54	Chairman of the Board	August 2021	September 2023
Donald Olds	63	Director, Chairman of Audit Commitee and Chairman of Governance and Human Resources Committee	April 2018	September 2023
Michael L. Derby	50	Director	March 2022	September 2023
Executive Officers
Prashant Kohli	51	Chief Executive Officer	April 2023	-
Brian Ford	65	Chief Financial Officer	September 2020	-
Dr. R. Loch Macdonald	61	Chief Medical Officer	May 2023	-
Carrie D'Andrea	51	VP Clinical Operations	May 2023	-
Amresh Kumar	43	VP of Program Management	May 2023	-

The following is a brief biography of our current directors and executive officers:

Vimal Kavuru

Mr. Kavuru has created and led several pharmaceutical companies. Mr. Kavuru brings, in his vision and management, a broad-based understanding of the global pharmaceutical industry with expertise in strategic planning, product and business development, and operations. In addition to previously serving as the Chairman of the Grace Therapeutics board of directors, Mr. Kavuru is the Founder, Chairman and Chief Executive Officer of Rising Pharma Holdings, Inc., a U.S. generic pharmaceutical company, and Acetris Pharma Holdings, LLC, a generic pharmaceutical company serving U.S. government agencies. Previously, Mr. Kavuru founded Citron Pharma & Lucid Pharma, which were sold to Aceto Corporation in 2016, Casper Pharma LLC, an emerging specialty brand pharmaceutical company, and Gen-Source RX, a national distributor of generic pharmaceuticals that was acquired by Cardinal Health in 2014. In 2007, Mr. Kavuru also co-founded Celon Labs, a specialty oncology and critical care pharmaceutical company that was acquired by Zanzibar Pharma Limited, a portfolio company of CDC Group. He is a registered pharmacist in the state of New York, holds a B.S. in Pharmacy from HKE College of Pharmacy, Bulgarga, India, and attended Long Island University, Brooklyn, New York with specialization in industrial pharmacy. Mr. Kuvaru was elected to the Acasti board as a nominee of former shareholders of Grace Therapeutics pursuant to the terms of Acasti’s acquisition of Grace Therapeutics. Our board of directors believes that Mr. Kuvaru’s management experience in the pharmaceutical industry, as well as his operational expertise, qualify him to serve on our board of directors.

Donald Olds

Until May 2019, Mr. Olds was the President and Chief Executive Officer of the NEOMED Institute, a research and development organization dedicated to advancing Canadian research discoveries to commercial success. Prior to NEOMED, he was the Chief Operating Officer of Telesta Therapeutics Inc., a TSX-listed biotechnology company, where he was responsible for finance and investor relations, manufacturing operations, business development, human resources, and strategy. In 2016, he led the successful sale of Telesta to a larger public biotechnology company. Prior to Telesta, he was President and Chief Executive Officer of Presagia Corp., and Chief Financial Officer and Chief Operating Officer of Aegera Therapeutics Inc., where he was responsible for clinical operations, business development, finance, and mergers and acquisitions. At both Telesta and Aegera, Mr. Olds was responsible for raising equity financing and leading regional and global licensing transactions with life sciences companies. Mr. Olds is currently lead director of Goodfood Market Corp, Chair of Aifred Health, lead director of Cannara Biotech Inc, and director of Presagia Corp. He has extensive past corporate governance experience serving on the boards of private and public for-profit and not-for-profit organizations. He holds an M.B.A. (Finance & Strategy) and M..Sc. (Renewable Resources) from McGill University. Our board believes that Mr. Old’s extensive industry experience and his strong financial background, as well as his service on the board of directors of public and private companies, qualifies him to serve on our board of directors.

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

Prashant Kohli

Prashant Kohli has over 20 years of commercialization experience leading strategy, sales, marketing, and product management. Prior to joining Acasti in August 2021, , Mr. Kohli was VP, Commercial Operations of Grace Therapeutics since December 2017. He has expertise crafting go-to-market plans for products with unique value proposition that address critical unmet needs. He has built, deployed, and led sales and marketing from the ground-up with significant experience in organization design, recruiting, performance management, incentive compensation, and P&L accountability. He has successfully implemented evidence-based, consultative-selling model that is rooted in deep understanding of the health ecosystem including patients, providers, health systems, government, and payers. He has also designed strategic marketing plans that generate leads and increase share-of-voice, augmenting the salesforce with digital tactics that increase reach and frequency. He has extensive commercial experience with specialty and small molecule drugs including in rare and orphan diseases. Prashant has worked at Archi-Tech Systems, Cardinal Health, IMS Health, Rosenbluth, and Dun & Bradstreet. He has a BA in Computer Science and Math from Augustana College and an MBA from The Wharton School.

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

Dr. R. Loch Macdonald

Dr. Macdonald is a world-renowned practicing neurosurgeon-scientist and respected authority in subarachnoid hemorrage. Dr. Macdonald acted as Professor, Department of Surgery, Division of Neurosurgery at the University of Toronto from January 2007 until December 2019, and was Head, Division of Neurosurgery, St. Michael's Hospital, University of Toronto from January 2007 until December 2015. He was Professor, Department of Neuorological Surgery, Barrow Neurological Surgery, Barrow Neurological Institute, Phoenix, Arizona, from April 2018 until August 2018; Fellow, Department of Neurosurgery, University of Illinois Hospitals in Chicago, Illinois from December 2018 until June 2019; Clinical Professor, Department of Neurological Surgery, University of California San Franciso Fresno, in Fresno, California from July 2019 until September 2021; and from October 2021 to the present has been Neurosurgeon, Community Physicians Group, Community Neurosciences Institute, Community Regional Medical Center and Medical Director of Neurosciences Research, Community Health Partners. Dr Macdonald was also a founder of Edge Therapeutics, Inc. in 2009, where he was a member of the board of directors between 2009 and 2018 and was Chief Scientific Officer between 2011 and 2018. Dr. Macdonald completed his medical degree at the University of British Columbia, Vancouver, British Columbia and his PhD in Experimental Surgery at the University of Alberta in Edmonton, Alberta. He completed his Neurosurgery residency at the University of Toronto.

Carrie D’Andrea

Ms. D’Andrea is a highly experienced professional with 25 years of experience in the pharmaceutical and biotechnology industry who has built and led the planning, implementation, management, and execution of global Phase 2 and Phase 3 trials for a drug candidate for subarachnoid hemorrhage. Ms. D'Andrea was the Vice President of Clinical Operations for Edge Therapeutics Inc. from October 2014 until March 2019 and for EryDel SpA from October 2020 until April 2021. Ms. D’Andrea was a clinical operations consultant at Aegle Research from July 2021-August 2022 and Praxis Precisions Medicines from September 2022-May 2023. Ms. D’Andrea was named a Healthcare Businesswomen’s Association Rising Star in 2009 and Ms. D'Andrea received her master's degree in Pharmaceutical Quality and Regulatory Affairs from Temple University and teaches Clinical Trial Design and Operations at Rutgers University in the Master of Business and Science Program.

Amresh Kumar

Mr. Kumar is an experienced drug development, CMC, and program management expert supporting investigational and marketed products for rare diseases and neurology. Mr. Kumar is the former product leader of GTX-104 while at Grace Therapeutics Inc. (which was acquired by the Company in August 2021). Mr. Kumar acted as the Sr. Director of Program Management at Foresee Pharmaceuticals Inc. from April 2022 until May 2023 and as Program Leader and Associate Director - R&D at Grace Therapeutics Inc. between March 2015 and January 2022. Mr. Kumar received a PhD in Pharmaceutical Science from Sunrise University, India, focusing on complex injectable drug delivery systems of highly soluable oncology drugs. He has published many research articles and has more than 10 granted patents and many patent applications worldwide to his credit.

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

The audit committee has direct communication channels with our management performing financial functions and our external auditor to discuss and review such issues as the audit committee may deem appropriate. The audit committee is composed of Mr. Olds, as Chairperson, Mr.Kavuru and Mr. Derby. Each of Mr. Olds, Mr. Kavuru and Mr. Derby is “financially literate” and “independent” within the meaning of the Exchange Act.

Audit Committee Financial Expert

Our board of directors has determined that Mr. Olds is an “audit committee financial expert”, as defined by applicable regulations of the SEC. The SEC has indicated that the designation of Mr. Olds as an audit committee financial expert does not make him an “expert” for any purpose, impose any duties, obligations or liability on Mr. Olds that are greater than those imposed on members of the audit committee and board of directors who do not carry this designation, or affect the duties, obligations or liability of any other member of the audit committee or board of directors.

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

Our governance and human resources committee, or GHR committee, has authority to retain the services of independent compensation consultants to advise its members on executive and board compensation and related matters, and to determine the fees and the terms and conditions of the engagement of those consultants. During our fiscal year ended March 31, 2023, the GHR committee retained compensation consulting services from FW Cook to review our executive compensation programs, including base salary, short-term and long-term incentives, total cash compensation levels and total direct compensation of certain senior positions, against those of a peer group of 20 broadly similar size, as measured by market capitalization (peer market cap all averaged less than $500M in 2021), biotechnology and pharmaceutical companies listed or headquartered in North America. The consultants also reviewed board compensation, including advisory fees and equity incentives. All of the services provided by the consultants were provided to the GHR committee. The GHR committee assessed the independence of the consultants and concluded that its engagement of the consultants did not raise any conflict of interest with us or any of our directors or executive officers.

Compensation for our CEO was below the peer company median based on FW Cook’s review during the fiscal year ended March 31, 2023.

Use of Fixed and Variable Pay Components

Compensation of our named executive officers, or NEOs, is revised each year and has been structured to encourage and reward executive officers on the basis of short-term and long-term corporate performance. In the context of its analysis of compensation for our fiscal year ended March 31, 2023, the following components were examined by the GHR committee:

•
base salary;
•
short term incentive plan, consisting of a cash bonus;
•
long term incentive plan, consisting of stock options and equity incentive grants based on performance and/or time vesting conditions; and
•
other elements of compensation, consisting of group benefits and perquisites.

For executives, more than half of their target compensation (base salary + target STIP awards + target LTIP awards) is considered “at risk”. We believe this mix results in a strong pay-for-performance relationship and alignment with shareholders and is competitive with other firms of comparable size in similar fields. The CEO (or any person acting in that capacity) makes recommendations to the GHR committee as to the compensation of our executive officers, other than the CEO for review and approval by the board of directors. The GHR committee makes recommendations to the board of directors as to the compensation of the CEO, for approval. The CEO’s salary is based on comparable market consideration, and the GHR committee’s assessment of the CEO's performance, with regard to our financial performance, and progress in achieving key strategic business goals.

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

Short Term Incentive Plan (STIP)

Our Short-Term Incentive Plan, or STIP, provides for potential rewards when a threshold of corporate performance is met compared to the board of director's primary stated objectives for the fiscal year. Corporate performance is assessed against a table of weighted performance categories and sub-goals within each weighted category, which assessment of goal achievement funds the corporate bonus pool. These performance goals take into account the achievement of corporate milestones within timelines and budget and individual objectives determined annually by the board of directors according to short-term priorities. The corporate bonus pool is allocated based on achievement of personal objectives assessed through a performance grid, with pre-specified, objective performance criteria. For the most senior participants in the STIP, greater weight is assigned to corporate objectives. Target payout is expressed as a percentage of base salary, and is determined by benchmarking against peer group data. Annual salary for STIP purposes is the annual salary in effect at the end of the plan year (i.e., prior to any annual salary increases awarded for the subsequent year).

The STIP is a variable compensation plan, and all STIP payments are subject to board of directors approval. Participants must be employed by us at the end of the fiscal year to qualify.

Long Term Incentive Plan (LTIP)

The LTIP has been adopted as a reward and retention mechanism. Participation is determined annually at the discretion of the board of directors. The stock option plan is intended to align the long-term interests of participants with those of shareholders, in order to promote creation of shareholder value.

The GHR committee determines the number of stock options to be granted to a participant based on peer group data and taking into account corporate performance and the employee’s level in the organization. The LTIP calculation for NEOs is determined by both reviewing grant values and a dilution- based methodology that considers the annual grant rate as a percent of shares outstanding. All fiscal 2023 grants to named executive officers had a grant value that was below the median of the peer data reviewed at the end of the year.

Our directors and executive officers are not permitted to purchase financial instruments, such as prepaid variable forward contracts, equity swaps, collars or units of exchange funds that are designed to hedge or offset a decrease in market value of equity securities granted as compensation or held, directly or indirectly, by the director or officer.

Stock Option Plan

Our stock option plan was adopted by our board of directors on October 8, 2008, and has been amended from time to time, as most recently amended on August 4, 2022, and approved by our shareholders on September 28, 2022. The grant of options is part of the long-term incentive component of executive and director compensation and an essential part of our compensation framework. Qualified directors, employees and consultants may participate in our stock option plan, which is designed to encourage option holders to link their interests with those of our shareholders, in order to promote an increase in shareholder value. Awards and the determination of any exercise price are made by our board of directors, after recommendation by the GHR committee. Awards are established, among other things, according to the role and responsibilities associated with the participant’s position and his or her influence over appreciation in shareholder value. Any award grants a participant the right to purchase a certain number of common shares during a specified term in the future, after a vesting period and/or specific performance conditions, at an exercise price equal to at least 100% of the market price (as defined below) of our common shares on the grant date. The “market price” of common shares as of a particular date generally means the highest closing price per common share on the Nasdaq, or any other exchange on which the common shares are listed from time to time, for the last preceding date on which there was a sale of common shares on that exchange (subject to certain exceptions set forth in the stock option plan in the event that our common shares are no longer traded on any stock exchange). Previous awards may sometimes be taken into account when new awards are considered.

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

Options granted under the stock option plan are non-transferable and are subject to a minimum vesting period of 36 months for management, and 12 months for non-executive board members, in each case with gradual and equal vesting on no less than a quarterly basis in the case of management and monthly in the case of non-executive board members. They are exercisable, subject to vesting and/or performance conditions, at a price equal to the highest closing price of the common shares on the Nasdaq, or any other exchange on which the common shares are listed from time to time, on the day prior to the grant of such options. In addition, and unless otherwise provided for in the relevant agreement between us and the holder, options will also lapse upon termination of employment or the end of the business relationship with us except that they may be exercised for 90 days after termination, ceasing to hold office or the end of the business relationship (30 days for investor relations services employees), in each case to the extent that they will have vested on such date of termination of employment, end of the business relationship or ceasing to hold office, as applicable, except in the case of death, disability or retirement where this period is extended to 12 months.

Subject to the approval of relevant regulatory authorities, including the Nasdaq, if applicable, and compliance with any conditions attached to that approval (including, in certain circumstances, approval by disinterested shareholders) if applicable, the board of directors has the right to amend or terminate the stock option plan. However, unless option holders’ consent to the amendment or termination of the stock option plan in writing, any such amendment or termination of the stock option plan cannot affect the conditions of options that have already been granted and that have not been exercised under the stock option plan.

Options for common shares representing 20% of our issued and outstanding common shares as of July 28, 2022, from time to time may be granted by the board under the stock option plan, which number shall include common shares issuable pursuant to awards issued under the equity incentive. As of the date of this annual report, there were 8,898,839 common shares reserved for issuance under the stock option plan and 4,445,492 options outstanding under the stock option plan.

Equity Incentive Plan

On May 22, 2013, our equity incentive plan was adopted by the board of directors in order to, among other things, provide us with a share-related mechanism to attract, retain and motivate qualified directors, employees and consultants. The adoption of the equity incentive plan was initially approved by shareholders on June 27, 2013, and has been amended from time to time, as most recently amended on August 4, 2022, and approved by shareholders on September 28, 2022.

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

The board of directors has the discretion to determine that any unvested or unearned restricted share units, deferred share units, performance share units or other share-based awards or restricted shares subject to a restricted period outstanding immediately prior to the occurrence of a change in control will become fully vested or earned or free of restriction upon the occurrence of a change in control. The board of directors may also determine that any vested or earned restricted share units, deferred share units, performance share units or other share-based awards will be cashed out based on the market price of our common shares as of the date a change in control is deemed to have occurred, or as of such other date as the board of directors may determine prior to the change in control. Further, the board has the right to provide for the conversion or exchange of any restricted share unit, deferred share unit, performance share unit or other share-based award into or for rights or other securities in any entity participating in or resulting from the change in control.

The equity incentive plan is administered by the board of directors and the board of directors has sole and complete authority, in its discretion, to determine the type of awards under the equity incentive plan relating to the issuance of common shares (including any combination of bonus shares, restricted share units, performance share units, deferred share units, restricted shares or other share-based awards) in such amounts, to such persons and under such terms and conditions as the board of directors may determine, in accordance with the provisions of the equity incentive plan and the recommendations made by the GHR committee.

Subject to the adjustment provisions provided for in the equity incentive plan and the applicable rules and regulations of all regulatory authorities to which we are subject (including any stock exchange), the total number of common shares reserved for issuance pursuant to awards granted under the equity incentive plan will be equal to a number that will not exceed 20% of the issued and outstanding common shares as of July 28, 2022, which number shall include common shares issuable pursuant to options issued under the stock option plan.

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

Compensation Governance

Compensation of our executive officers and directors is recommended to the board of directors by the GHR committee. In its review process, the GHR committee informally reviews executive and corporate performance on a quarterly basis, with input from management. Annually, the GHR committee conducts a more formal review and assessment of executive and corporate performance. The GHR committee is composed of the following members: Mr. Olds (Chairman), Mr. Kavuru and Mr. Derby, each of whom is independent within the meaning of applicable Nasdaq rules. The GHR committee establishes management compensation policies and oversees their general implementation. All members of the GHR committee have direct experience which is relevant to their responsibilities as GHR committee members. All GHR committee members are or have held senior executive or director roles within significant businesses in our industry, some also having public companies experience, and have a level of financial understanding which allows them to assess the costs versus benefits of compensation plans. The GHR committee’s members’ combined experience in our sector provides them with a good understanding of our success factors and risks, which are highly relevant to determining metrics for measuring success.

We do not believe that our compensation program results in unnecessary or inappropriate risk taking, including risks that are likely to have a material adverse effect on us. Payments of bonuses, if any, are not made unless performance goals are met.

Compensation Paid to Named Executive Officers

The following table sets forth the compensation information for our principal executive officer, and our two most highly compensated executive officers other than our principal executive officer (NEOs), who were serving as executive officers as of March 31, 2023, during the fiscal years ended March 31, 2023, and 2022 respectively.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1) (2)	Nonequity Incentive Plans ($)(7)	All Other Compensation ($)	Total Compensation ($)
Jan D'Alvise (4)	March 31, 2023	$494,761	$210,642	$-	$426,799	$-	$-	$1,132,202
Former President and CEO	March 31, 2022	$445,161	$-	$-	$926,502	$175,000	$-	$1,546,663
George Kottayil (5)	March 31, 2023	$361,972	$97,344	$-	$38,069	$-	$-	$497,385
Former COO, US	March 31, 2022	$146,640	$-	$-	$701,710	$-	$-	$848,350
Prashant Kohli (6)	March 31, 2023	$379,370	$75,270	$-	$57,103	$-	$-	$511,743
CEO and former CCO	March 31, 2022	$141,000	$-	$-	$470,056	$-	$-	$611,056

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
(2)
The fair value of the option-based awards granted on June 22, 2022, was $0.76.
(3)
The fair value of the option-based awards granted on November 11, 2021, was $1.40.
(4)
Ms. D’Alvise ceased to be the Company’s President and CEO effective April 4, 2023.
(5)
Mr. Kottayil ceased to be the Company’s Chief Operating Officer (US) effective May 8, 2023.
(6)
Mr. Kohli, the Company’s former Chief Commercial Officer, was appointed CEO effective April 4, 2023.
(7)
Whether the earnings were paid during the fiscal year, payable during the period but deferred at the election of the named executive officer, or payable by their terms at a later date.

Outstanding Equity Awards at March 31, 2023

The following tables provide information about the number and value of the outstanding option-based awards held by the NEOs as of March 31, 2023

	Option awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Jan D’Alvise, Former President and CEO	65,625	—	—	$9.71	Friday, May 12, 2023
	32,250	—	—	$10.70	Monday, June 14, 2027
	21,500	—	—	$10.70	Monday, June 14, 2027
	113,281	—	—	$4.68	Sunday, July 02, 2028
	28,263	—	—	$7.68	Sunday, April 15, 2029
	96,488	—	—	$7.68	Sunday, April 15, 2029
	111,251	55,624	55,624	$2.99	Sunday, March 31, 2030
	237,566	321,155	321,155	$1.65	Tuesday, November 11, 2031
	140,000	420,000	420,000	$0.89	Tuesday, June 22, 2032
George Kottayil, Former COO, US	119,958	167,942	167,942	$1.65	Tuesday, November 11, 2031
	12,500	37,500	37,500	$0.89	Tuesday, June 22, 2032
Prashant Kohli, CEO and former CCO	51,708	72,392	72,392	$1.65	Tuesday, November 11, 2031
	18,750	56,250	56,250	$0.89	Tuesday, June 22, 2032

Notes:

(1)
The option awards listed in the table above vest with respect to 1/12 on each quarterly anniversary thereafter over the following three years, subject to the executive officer’s continuous service with us through the vesting date.
(2)
The option awards listed above will be cancelled 90 days after termination date, as per the stock option plan.

Employment Agreements with Named Executive Officers

Jan D’Alvise, Former CEO

On June 1, 2016, we entered into an executive employment agreement with Ms. D’Alvise. Pursuant to her executive employment agreement, Ms. D’Alvise’s annual base salary was set at $330,000 and she is eligible to receive annual performance bonuses based on a target amount of 50% of her annual base salary with a maximum of up to 80% of her annual base salary. In accordance with the terms and provisions of the executive employment agreement we entered into with Ms. D’Alvise, we may terminate the executive’s employment at any time for “good and sufficient cause”, as defined in the employment agreement, without notice or severance. We may terminate the executive’s employment at any time without cause or upon a change of control, as defined in our stock option plan, by providing the executive with sixty days’ notice of termination and payment equal to twelve months’ base salary plus any bonus payable. The executive may decide to resign from employment and must provide us with at least sixty days' advance written notice. The executive may decide to terminate employment with “good reason”, as defined in the executive employment agreement, and we are required to make payment equal to twelve months’ base salary plus any bonus payable. Effective April 4, 2023, Jan D'Alvise employment was terminated as both parties mutually agreed to part ways and she is entitled to a severance payment in accordance with the terms of her executive employment agreement.

Pierre Lemieux, Former COO, Canada

On September 26, 2017, we entered into an executive employment agreement with Dr. Lemieux. Pursuant to his executive employment agreement, Dr. Lemieux’s annual base salary was set at CAD$253,700 and he was eligible to receive annual performance bonuses of up to 40% of his annual base salary. In accordance with the terms and provisions of the executive employment agreement we entered into with Dr. Lemieux, we were entitled to terminate the executive’s employment at any time for “good and sufficient cause”, as defined in the employment agreement, without notice or severance. We were entitled to terminate the executive’s employment at any time without cause or upon a change of control, as defined in our stock option plan, by providing the executive with thirty days’ notice of termination and payment equal to twelve months’ base salary plus any bonus payable. The executive was entitled to resign from employment upon providing us with at least sixty days' advance written notice. The executive was entitled to terminate employment with “good reason”, as defined in the executive employment agreement, and we were required to make payment equal to twelve months of base salary. Effective May 8, 2023, Dr. Lemieux’s employment was terminated by the Company and he is entitled to severance payment in accordance with the terms of his executive employment agreement.

Brian Ford, Interim CFO

On September 13, 2021, we entered into an executive employment agreement with Mr. Ford. Pursuant to his executive employment agreement, Mr. Ford’s annual base salary was set at CAD$350,000 and he was eligible to receive annual performance bonuses of up to 40% of his annual base salary. In accordance with the terms and provisions of the executive employment agreement we entered into with Mr. Ford, we were entitled to terminate his employment at any time with cause. We were entitled to terminate the executive’s employment without cause by providing the executive employee, with either a payment equal to six months of base salary, plus two months of base salary for each completed year of service, to a maximum of twelve months in total, or a payment equal to twelve months of base salary in the event that such a termination occurs within three months following a change of control, as defined in our stock option plan. The executive was entitled to resign from employment and upon providing us with at least eight weeks of advance written notice. Effective May 8, 2023, Mr. Ford employment as the Company’s Chief Financial Officer was terminated and he is entitled to severance payment in accordance with the terms of his executive employment agreement. Mr. Ford has agreed to serve as the Company’s Interim Chief Financial Officer until June 30, 2023, subject to potential extension of that term by the Company.

Dr. R. Loch Macdonald, Chief Medical Officer

On May 8, 2023 we entered into a consulting agreement with R. Loch Macdonald. The Consulting Agreement provides, among other things, that Dr.Macdonald will serve as a non-employee Chief Medical Officer on a part-time basis, in exchange for a fee of $100,000 per month. There is no arrangement or understanding between Dr. Macdonald and any other persons pursuant to which Dr. Macdonald was selected as an officer.

Carrie D’Andrea, VP Climical

On May 8, 2023 we entered into a consulting agreement with Carrie D'Andrea. The Consulting Agreement provides, among other things, that Ms. D'Andrea will serve as a non-employee vice-president of clinical operations on a full-time basis, in exchange for a fee of $18,000 per month. There is no arrangement or understanding between Ms. D’Andrea and any other persons pursuant to which Ms. D’Andrea was selected as an officer.

Non-Executive Director Compensation

Our directors’ compensation consists of an annual fixed compensation of $65,000 for the chairman of the board and $35,000 for the other non-executive board members. In addition, the chairperson of the audit committee and the chairperson of the GHR committee receive additional compensation of $15,000 and $11,000, respectively, while members of the audit committee and the GHR committee receive additional compensation of $7,500 and $6,000, respectively. The directors are also entitled to a fee of $1,000 per non-regularly scheduled board meeting as well as a reimbursement for traveling and other reasonable expenses properly incurred by them in attending meetings of the board or any committee or in otherwise serving us, in accordance with our policy on travel and expenses.

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

The total compensation for our non-executive directors during fiscal year ended March 31, 2023, was as follows:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Vimal Kavuru	66,000	—	30,189	—	—	—	96,189
Donald Olds	60,500	—	30,189	—	—	—	90,689
Michael Derby	44,500	—	57,024	—	—	—	101,524
Roderick N. Carter (1)	34,400	—		—	—	—	34,400
Jean-Marie (John) Canan (2)	59,600	—	30,189	—	—	—	89,789

Notes:

(1)
Dr. Carter did not stand for reelection at the 2022 Annual Meeting of Stockholders and his service as a director ended as of that date.
(2)
Mr. Canan resigned from the board of directors, effective March 30, 2023.
(3)
Mr. Haseltine did not stand for reelection at the 2022 Annual Meeting of Stockholders and his service as a director ended as of that date.

Item 402(v) Pay Versus Performance

The disclosure included in this section is prescribed by SEC rules and does not necessarily align with how the Company or the GHR committee view the link between the Company’s performance and named executive officer pay. This disclosure is intended to comply with the requirements of Item 402(v) of Regulation S-K applicable to “smaller reporting companies.”

Required Tabular Disclosure of Pay Versus Performance

As required by Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(v) of Regulation S-K, we are providing the following information about the relationship between executive compensation actually paid and certain financial performance of the Company. The following table sets forth information concerning Compensation Actually Paid (“CAP”) to our Principal Executive Officer (“PEO”) NEOs versus our total shareholder return (“TSR”) and net income (loss) performance results for the fiscal years ended March 31, 2023 and 2022. The amounts set forth below under the headings “Compensation Actually Paid to PEO” and “Average Compensation Actually Paid to Non-PEO NEOs” have been calculated in a manner consistent with Item 402(v) of Regulation S-K. Use of the term

CAP is required by the SEC’s rules and as a result of the calculation methodology required by the SEC, such amounts differ from compensation actually received by the individuals and the compensation decisions described in the “Executive Compensation Summary” section above.

The 2023 CAP to our PEO and the average CAP to our non-PEO NEOs reflects the following adjustments required by the applicable SEC rules from the total compensation reported in the Summary Compensation Table (“SCT”):

Year	Summary Compensation Table Total for PEO ($)	Compensation Actually Paid to PEO ($)	Average Summary Compensation Table Total for Non-PEO NEOs ($)	Average Compensation Actually Paid to non-PEO NEOs ($)	Value of Initial Fixed $100 Investment Based On: Total Shareholder Return (TSR) ($)1	Net Income (Loss) ($ in 000s)2
(a)	(b)	(c)	(d)	(e)	(f)	(g)
March 31, 2023	1,132,202	1,263,723.92	504,564	596,611	25.42	(42,429)
March 31, 2022	1,546,663	2,036,960.42	729,703	766,415	9.58	(9,819)

(1) Our Total Shareholder Return (“TSR”) for each of the applicable fiscal years is calculated based on a fixed investment of $100 at the applicable measurement point (March 31, 2021) on the same cumulative basis as is used in Item 201(e) of Regulation S-K.

(2) Net loss is as reported in our consolidated financial statements.

The 2023 CAP to our PEO and the average CAP to our non-PEO NEOs reflects the following adjustments required by the applicable SEC rules from the total compensation reported in the SCT:

	PEO	Average of Non-PEO NEOs
Total Reported in 2023 SCT	$1,132,202.25	$504,563.95
Less: value of equity award reported in the SCT	$(426,799)	$(47,586)
Add: year-end value of equity awards granted in 2023 that are unvested and outstanding	$285,786	$31,896
Add: change in fair value (from prior year-end) of prior year equity awards that are unvested and outstanding	$205,833	$11,524
Add: fair market value of equity awards granted in 2023 and that vested in 2023	$104,287.09	$11,639.18
Add: change in fair value (from prior year-end) of prior year equity awards that vested in 2023	$(37,584.92)	$84,573.88
Compensation Actually Paid for 2023	$1,263,723.92	$596,610.76

The 2022 CAP to our PEO and the average CAP to our non-PEO NEOs reflects the following adjustments required by the applicable SEC rules from the total compensation reported in the SCT:

Required Disclosure of the Relationship between Compensation Actually Paid and Financial Performance Measures

	PEO	Average of Non-PEO NEOs
Total Reported in 2022 SCT	$1,546,662.97	$848,349.58
Less: value of equity award reported in the SCT	$(926,502)	$(585,883)
Add: year-end value of equity awards granted in 2022 that are unvested and outstanding	$852,297	$267,846
Add: change in fair value (from prior year-end) of prior year equity awards that are unvested and outstanding	$601,773	$189,125
Add: fair market value of equity awards granted in 2022 and that vested in 2022	$74,740.53	$23,488.25
Add: change in fair value (from prior year-end) of prior year equity awards that vested in 2022	$(112,012.07)	$23,488.71
Compensation Actually Paid for 2022	$2,036,960.42	$766,415.30

In accordance with Item 402(v) of Regulation S-K, we are providing the following descriptions of the relationships between information presented in the Pay Versus Performance table above.

Compensation Actually Paid and Net Income (Loss)

Due to the nature of our Company’s consolidated financial's and primary focus on research and development of novel therapies, our company has not historically utilized net income (loss) as a performance measure for our executive compensation program. As a result, we do not believe there is any meaningful relationship between our net loss and compensation actually paid to our NEOs during the periods presented.

Compensation Actually Paid and TSR

The following graph sets forth the relationship between CAP to our PEO, the average of CAP to our Non-PEO NEOs, and the Company's TSR over the period covering 2023 and 2022.

PEO and Average Non-PEO NEOs Cap vs Company Net Loss and TSR
Net loss 2022 = 9,819
TSR 2022 = 9.58
Net loss 2023 = 42,429
TSR 2023 = 25.42
Thousands
2,500
2,000
1,500
1,000
500
-
2022
2023
Compensation Actually Paid to PEO ($)
Average Summary Compensation Table Total for Non-PEO NEOs ($)

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters Equity Compensation Plan Information

The following table sets forth certain information regarding the Company’s equity compensation plans as of March 31, 2023:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options,warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (Stock Option Plan)(1):	4,445,492	$2.27	4,410,152
Equity compensation plans approved by security holders (Equity Incentive Plan)(2):	—	$—	—
Equity compensation plans not approved by security holders:	—	$—	—
Total	4,445,492	2.27	4,410,152

Notes:

(1)
A summary of certain material provisions of the Company’s stock option plan is available under “Item 11. Executive Compensation – Summary of our Compensation Programs – Stock Option Plan”.
(2)
The total number of common shares reserved for issuance under the Company’s equity incentive plan is limited by the number of options that are outstanding under the stock option plan such that the total number of common shares available for issuance under both stock-based compensation plans shall not exceed 8,898,839. A summary of certain material provisions of the Company’s equity incentive plan is available under “Item 11. Executive Compensation – Summary of our Compensation Programs – Equity Incentive Plan”.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding beneficial ownership of our common shares as of May 31, 2023 by each director and the executive officer identified above, and all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. All common shares have the same voting rights.

For the purposes of calculating percentage ownership, as of May 31, 2023 , 44,612,831 common shares were issued and outstanding, and, for any individual who beneficially owns common shares represented by options exercisable within 60 days of May 31, 2023 , these shares are treated as if outstanding for that person, but not for any other person.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Common Shares
Prashant Kohli	198,596	*
Donald Olds	92,875	*
George Kottayil	878,522	1.97%
Jan D'Alvise	943,970	2.12%
Michael Derby	42,500	*
Vimal Kavuru	3,880,893	8.70%
Directors and officers as a group (8 persons)	4,376,072	9.81%

* Less than 1%.

Notes:

1.
Unless otherwise indicated, the address of each of the executive officers and directors named above is 3009 boul. de la Concorde East, Suite 102, Laval, Québec, Canada H7E 2B5
2.
Includes 70,458 common shares that Prahsant Kohli may acquire through the exercise of share options within 60 days hereof, with exercise prices ranging between $0.89 and $1.65.
3.
Includes 88,125 common shares that Donald Olds may acquire through the exercise of share options within 60 days hereof, with exercise prices ranging between $0.59 and 7.71. Includes 4,750 common shares held and controlled by Mr. Olds’ spouse, Ofra Aslan.
4.
Includes 42,500 common shares that Michael Derby may acquire through the exercise of share options within 60 days hereof, with exercise price of $.059
5.
Includes 3,070,229 common shares owned by Shore Pharma LLC, of which Mr. Kavuru is the sole member, 746,064 common shares owned indirectly Kottayil Grace Pharma LLC, of which Mr. Kavuru is a manager, and 64,600common shares that Vimal Kavuru may acquire through the exercise of share options within 60 days hereof, with exercise price of $0.89 and $1.65.

To the best of our knowledge, other than as disclosed above, the only other beneficial owner of 5% or more of our outstanding common shares is Rajitha Grace Irrevocable Trust, 40 Bey Lea Road, Suite C202, Tom’s River, NJ, 08753, which beneficially owns 4,689,547 common shares, representing 10.51% of our issued and outstanding common shares.

Changes in Control

There existed no change in control arrangements at March 31, 2023

Item 13. Certain Relationships and Related Transactions and Director Independence Related Transactions

Since April 1, 2022, there were no transactions or any currently proposed transactions in which the Company was or is to be a participant and the amounts exceeds $120,000, and in which any related person had or will have a direct or indirect interest.

Director Independence

Our board of directors believes that, in order to maximize its effectiveness, the board of director must be able to operate independently. A majority of directors must satisfy the applicable tests of independence, such that the board of directors complies with all independence requirements under applicable corporate and securities laws and stock exchange requirements applicable to us. No director will be independent unless the board of directors has affirmatively determined that the director has no material relationship with us or any of our affiliates, either directly or indirectly or as a partner, shareholder or officer of an organization that has a relationship with us or our affiliates. Such determinations will be made on an annual basis and, if a director joins the board of directors between annual meetings, at such time.

Independent Directors

The board of directors determined that Mr. Kavuru, Mr. Olds and Mr. Derby are independent within the meaning of Nasdaq Stock Market rules.

Chairman of the Board

Mr. Kavuru acts as chairman of the board. His duties and responsibilities consist of the oversight of the quality and integrity of the board of directors’ practices.

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
•
establishing and developing the Company’s corporate governance principles and committees;
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

Orientation and Continuing Education

We provide orientation for new appointees to the board of directors and committees in the form of informal meetings with members of the board and senior management, complemented by presentations on the main areas of our business. The board does not formally provide continuing education to its directors, as directors are experienced members. The board of directors relies on third-party professional assistance, when judged necessary, in order to be educated/updated on a particular topic.

Code of Business Conduct and Ethics

The board of directors adopted a Code of Business Conduct and Ethics, or Code of Conduct, for our directors, officers and employees on May 31, 2007, as amended from time to time. Our Code of Conduct can be found on SEDAR at www.sedar.com and on our website on www.acastipharma.com. A copy of the Code of Conduct can also be obtained by contacting our corporate secretary. We intend to disclose future amendments to or waivers from certain provisions of our Code of Conduct provisions on our website. Since its adoption by the board of directors, any breach of the Code of Conduct must be brought to the attention of the board of directors by our CEO or other senior executives. No report has ever been filed which pertains to any conduct of a director or executive officer that constitutes a breach to our Code of Conduct.

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

Nomination of Directors

The board of directors receives recommendations from the GHR committee, but retains responsibility for managing its own affairs by, among other things, giving its approval for the composition and size of the board of directors, and the selection of candidates nominated for election to the board of directors. The GHR committee initially evaluates candidates for nomination for election as directors, having regard to the background, diversity, employment, and qualifications of possible candidates.

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

GHR Committee

The mandate of the GHR committee consists of the evaluation of the proposed nominations of senior executives and director candidates to our board of directors; recommending for board approval, if appropriate; revisions of our corporate governance practices and procedures; developing new charters for any new committees established by the board of directors; monitoring relationships and communication between management and the board of directors; monitoring emerging best practices in corporate governance and oversight of governance matters; and assessing the board of directors and its committees. The GHR committee is also in charge of establishing the procedures which must be followed by us to comply with applicable requirements of the Nasdaq Stock Market regarding corporate governance.

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

Item 14. Principal Accounting Fees and Services Audit Fees

Our independent registered public accounting firm is Ernst & Young LLP, Montréal, Québec, Canada, “Audit fees” consist of fees for professional services for the audit of our annual financial statements and fees related to securities filings. Audit fees for Ernst & Young LLP were CAD $385,000 for the fiscal year ended March 31, 2023. Our previous independent registered public accounting firm was KPMG LLP, Montreal, Quebec, Canada, which audited our annual financial statements for our fiscal year ended March 31, 2022. Audit fees for KPMG LLP were CAD $538,400 for the fiscal year ended March 31, 2022.

Audit-Related Fees

“Audit-related fees” consist of fees for professional services that are reasonably related to the performance of the audit or review of our financial statements, and which are not reported under “Audit Fees” above. Ernst & Young LLP billed CAD nil for audit-related fees for the fiscal year ended March 31, 2023. KPMG LLP billed CAD nil for audit related fees for the fiscal year ended March 31, 2022.

Tax Fees

“Tax fees” consist of fees for professional services for tax compliance, tax advice and tax planning. Ernst & Young LLP billed CAD nil for tax fees for the fiscal year ended March 31, 2023. KPMG LLP billed CAD $28,595 for tax fees for the fiscal year ended March 31, 2022. Tax fees include, but are not limited to, preparation of tax returns.

All Other Fees

“Other fees” include all other fees billed for professional services other than those mentioned hereinabove. Ernest & Young LLP billed no fees under this category for the fiscal year ended March 31, 2023, and KPMG LLP billed no fees under this category for the fiscal year ended March 31, 2022.

Change in Accountant

KPMG LLP was previously our principal independent accountants. On February 22, 2023, the audit committee and board of directors approved the dismissal of KPMG LLP as the Company’s independent registered public accounting firm. The report of KPMG LLP on the consolidated financial statements of the Company as of and for the fiscal years ended March 31, 2022 and 2021 did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended March 31, 2022 and 2021 and the subsequent interim period through the date of the engagement of Ernst & Young LLP as the Company’s registered independent public accounting firm, there were no (1) disagreements between the Company and KPMG LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of KPMG LLP, would have caused KPMG LLP to make reference in connection with their opinion to the subject matter of the disagreements, or (2) reportable events.

The Company provided KPMG LLP with a copy of the disclosures in the Company’s related Current Report on Form 8-K prior to its filing with the Securities and Exchange Commission (the “SEC”) and requested KPMG LLP furnish it a letter addressed to the SEC stating whether it agrees with the above statements. A copy of that letter, dated February 22, 2023, was filed as Exhibit 16.1 to the related Current Report on Form 8-K.

On February 22, 2023, in connection with the Company’s dismissal of KPMG LLP, the board of directors approved the engagement of Ernst & Young LLP as its new independent registered public accounting firm to audit the Company’s financial statements for the fiscal year ending March 31, 2023. The decision to retain Ernst & Young LLP was recommended by the audit committee, and approved by the board of directors, after taking into account the results of a competitive review process and other business factors.

During the fiscal years ended March 31, 2022 and 2021 and the subsequent interim period through February 22, 2023, neither the Company nor anyone on its behalf consulted with Ernst & Young LLP regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Company’s financial statements and neither a written report nor oral advice was provided to the Company that Ernst & Young LLP concluded was an important factor considered by the Company in reaching a decision as to accounting, auditing or financial reporting issues, (iii) any matter that was the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions), or (iv) any reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

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

4.6	Description of Securities (incorporated by reference to exhibit 4.6 from form 10K filed with the commission on June 21, 2022).

10.2	Acasti Pharma Inc., Equity Incentive Plan, as amended August 4, 2022(incorporated by reference from Schedule A to proxy statement filed with the Commission on August 31, 2022).

10.3	Acasti Pharma Inc., Stock Option Plan, as amended August 4, 2022.(incorporated by reference from Schedule A to proxy statement filed with the Commission on August 31, 2022).

23.1	Consent of Ernst & Young LLP, an Independent Registered Public Accounting Firm.

23.2	Consent of KPMG LLP, an Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 23, 2023
ACASTI PHARMA INC.

	By:	/s/ Prashant Kohli
	Name:	Prashant Kohli
Title: Chief Executive Officer and
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Prashant Kohli	Chief Executive Officer	June 23, 2023
Prashant Kohli	(Principal Executive Officer)

/s/ Brian Ford	Interim Chief Financial Officer	June 23, 2023
Brian Ford	(Principal Financial Officer and Principal Accounting Officer)

/s/ Donald Olds	Director	June 23, 2023
Donald Olds

/s/Vimal Kavuru	Director	June 23, 2023
Vimal Kavuru

/s/Michael L.Derby	Director	June 23, 2023
Michael L.Derby

ACASTI PHARMA INC.

Consolidated Financial Statements

For the years ended March 31, 2023 and 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Acasti Pharma Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Acasti Pharma Inc. (the “Corporation”) as of March 31, 2023, the related consolidated statements of loss and comprehensive loss, shareholders’ equity, and cash flows for the year ended March 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation at March 31, 2023 and the results of its operations and its cash flows for the year ended March 31, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the Corporation’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Corporation's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of goodwill and in-process research and development intangibles (“IPR&D”)

Description of the matter

As discussed in Notes 2 and 5 of the consolidated financial statements, goodwill and IPR&D intangible assets are tested for impairment at least annually and more frequently when indicators of impairment exist. The Corporation recorded an impairment charge of $28.7 million and $4.8 million related to IPR&D intangible assets and goodwill, respectively, for the year ended March 31, 2023, and as of March 31, 2023 there is a remaining carrying value of $41.1 million and $8.1 million related to IPR&D intangibles and goodwill, respectively. Management estimated the fair value of the IPR&D intangible assets on an individual project basis and estimated the fair value of the reporting unit for purposes of testing goodwill.

Auditing the Corporation's impairment tests was complex and required a high degree of auditor judgment when performing procedures due to the significant estimation uncertainty in determining the fair value of the IPR&D and goodwill. Significant assumptions used in the Corporation's fair value estimate of the IPR&D assets and goodwill are the discount rates, forecasted net sales, and the probability of clinical success of research and development programs and obtaining regulatory approval.

How we addressed the matter in our audit

To test the estimated fair value of the IPR&D and goodwill, our audit procedures included, among others, assessing the fair value methodologies applied and the prospective financial information used by the Corporation in its valuation analysis. We involved our valuation specialists to assist in evaluating the valuation methodologies used, and also in testing the discount rates by developing an independent range of discount rates and comparing them to the discount rates selected by management. We assessed forecasted net sales used by management by comparing to recent transactions for certain peer companies or market data. We compared management's assumptions related to probability of success with data from third party studies and the stage of product development. We performed sensitivity analyses of the significant assumptions to evaluate the change in the fair value resulting from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Corporation’s auditor since 2023.

Montréal, Canada

June 23, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Acasti Pharma Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Acasti Pharma Inc. (the "Company") as of March 31, 2022, the related consolidated statements of loss and comprehensive loss, shareholders’ equity, and cash flows for the year ended March 31, 2022, and the related notes (collectively, the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022, and the results of its operations and its cash flows for the year ended March 31, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

KPMG LLP, an Ontario limited liability partnership and member firm of the KPMG global organization of independent member firms affiliated with KPMG International Limited, a private English company limited by guarantee. KPMG Canada provides services to KPMG LLP.

We served as the Company’s auditor from 2009 to 2023.

Montréal, Québec

June 21, 2022

ACASTI PHARMA INC.

Consolidated Balance Sheets

		As of
		March 31, 2023	March 31, 2022
(Expressed in thousands of U.S. dollars except share data)	Notes	$	$
Assets

Current assets:
Cash and cash equivalents		27,875	30,339
Short-term investments	7	15	13,322
Receivables	6	802	548
Assets held for sale	8	—	352
Prepaid expenses		598	720
Total current assets		29,290	45,281

Operating lease right of use asset		463	315
Equipment	9	104	250
Intangible assets	4, 5	41,128	69,810
Goodwill	4, 5	8,138	12,964
Total assets		79,123	128,620

Liabilities and Shareholders’ equity
Current liabilities:
Trade and other payables	11	3,336	3,156
Operating lease liability	12	75	104
Total current liabilities		3,411	3,260

Derivative warrant liabilities	13, 14(b)	—	10
Operating lease liability	12	410	191
Deferred tax liability	4,19	7,347	16,889

Total liabilities		11,168	20,350

Shareholders’ equity:
Common shares, no par value per share; unlimited shares authorized as of March 31, 2023 and March 31, 2022; 44,612,831 and 44,288,183 shares issued and outstanding as of March 31, 2023 and March 31, 2022, respectively		258,294	257,990
Additional paid-in capital	14	13,965	12,154
Accumulated other comprehensive loss		(6,038)	(6,037)
Accumulated deficit		(198,266)	(155,837)
Total shareholder’s equity		67,955	108,270

Commitments and contingencies	21
Total liabilities and shareholders’ equity		79,123	128,620

The accompanying notes are an integral part of these consolidated financial statements

ACASTI PHARMA INC.

Consolidated Statements of Loss and Comprehensive Loss

		Year ended March 31, 2023	Year ended March 31, 2022
(Expressed in thousands of U.S. dollars except share and per data)	Notes	$	$

Operating Expenses
Research and development expenses, net of government assistance	10	(9,972)	(5,559)
General and administrative expenses		(7,614)	(9,263)
Sales and marketing		(661)	(518)
Impairment of intangible assets	5	(28,682)	—
Impairment of goodwill	5	(4,826)	—
Impairment of assets held for sale	8	(400)	(249)
Loss from operating activities		(52,155)	(15,589)
Other income	15	184	5,122
Loss before income tax recovery		(51,971)	(10,467)

Income tax recovery	19	9,542	648

Net loss and total comprehensive loss		(42,429)	(9,819)

Basic and diluted loss per share	17	(0.95)	(0.27)

Weighted average number of shares outstanding		44,612,831	36,841,762

The accompanying notes are an integral part of these consolidated financial statements

ACASTI PHARMA INC.

Consolidated Statements of Shareholders’ Equity

(Expressed in thousands of U.S. dollars except share data)

	Common Shares
	Notes	Number	Dollar	Additional Paid-in Capital	Accumulated other comprehensive loss	Deficit	Total
			$	$	$	$	$
Balance, March 31, 2022		44,288,183	257,990	12,154	(6,037)	(155,837)	108,270
Net loss and total comprehensive loss for the period		—	—	—	—	(42,429)	(42,429)
Cumulative translation adjustment		—	—	—	(1)	—	(1)
Stock-based compensation	16	—	—	1,811	—	—	1,811
Net proceeds from shares issued under the at-the -market (ATM) program	14	324,648	304	—	—	—	304
Balance at March 31, 2023		44,612,831	258,294	13,965	(6,038)	(198,266)	67,955

	Common Shares
	Notes	Number	Dollar	Additional Paid-in Capital	Accumulated other comprehensive loss	Deficit	Total
			$	$	$	$	$
Balance, March 31, 2021		26,046,950	197,194	10,817	(6,333)	(146,018)	55,660
Net loss and total comprehensive loss for the period		—	—	—	—	(9,819)	(9,819)
Cumulative translation adjustment		—	—	—	296	—	296
Stock-based compensation	16	—	—	1,337	—	—	1,337
Common shares issued in relation to merger with Grace via share-for-share, net	4	18,241,233	60,796	—	—	—	60,796
Balance at March 31, 2022		44,288,183	257,990	12,154	(6,037)	(155,837)	108,270

The accompanying notes are an integral part of these consolidated financial statements

ACASTI PHARMA INC.

Consolidated Statements of Cash Flows

		Year ended March 31, 2023	Year ended March 31, 2022
(Expressed in thousands of U.S. dollars)	Notes	$	$
Cash flows used in operating activities:
Net loss for the year		(42,429)	(9,819)
Adjustments:
Depreciation of equipment	9	124	—
Impairment of intangible assets	5	28,682	—
Impairment of goodwill	5	4,826	—
Impairment of assets held for sale	8	400	249
Stock-based compensation expense	16	1,811	1,337
Change in fair value of warrant liabilities	12	(10)	(5,197)
Income tax recovery	19	(9,542)	(648)
Unrealized foreign exchange loss		5	(370)
Write-off of equipment	9	39	—
Changes in operating assets and liabilities	18	181	(2,786)
Net cash used in operating activities		(15,913)	(17,234)

Cash flows from (used in) investing activities:
Acquisition of equipment	9	(17)	—
Acquisition of short-term investments		(5,015)	(34,929)
Maturity of short-term investments		18,185	31,407
Net cash from (used in) investing activities		13,153	(3,522)

Cash flows from (used in) financing activities:
Net proceeds from shares issued under the at-the-market (ATM) program		304	—
Net cash from financing activities		304	—

Effect of exchange rate fluctuations on cash and cash equivalents		(8)	26
Translation effect on cash and cash equivalents related to reporting currency		—	127

Net decrease in cash and cash equivalents		(2,464)	(20,603)

Cash and cash equivalents, beginning of year		30,339	50,942
Cash and cash equivalents, end of year		27,875	30,339
Cash and cash equivalents are comprised of:
Cash		17,803	30,339
Cash equivalents		10,072	—

Cash interest received		143	71
Right-of-use assets obtained in exchange for new operating lease liability		548	363

ACASTI PHARMA INC.

Notes to the Consolidated Financial Statements

(Expressed in thousands of U.S. dollars except share and per share data)

1. Nature of Operations

Acasti Pharma Inc. (“Acasti” or the “Corporation”) is incorporated under the Business Corporations Act (Québec) (formerly Part 1A of the Companies Act (Québec)). The Corporation is domiciled in Canada and its registered office is located at 3009 boul. de la Concorde East, Suite 102, Laval, Québec, Canada H7E 2B5.

The Corporation’s shares are listed on the Nasdaq Capital Market (the "Nasdaq"), and from April 1, 2022 through March 27, 2023 the Corporation's shares were also listed on the TSX Venture Exchange ("TSXV"), in each case, under the symbol "ACST". On March 13, 2023 the Corporation received approval to voluntarily delist from the TSXV. Effective as at the close of trading on March 27, 2023, the Corporation's common shares are no longer listed and posted for trading on the TSXV.

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

In May 2023, the Corporation implemented a strategic realignment plan to enhance shareholder value that resulted in the Corporation engaging a new management team and greatly reducing its research and development activities including a reduction in workforce. Moving forward part of this strategic realignment plan includes the Corporation rebuilding a smaller organization in the United States.

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

Management expects the Corporation to have sufficient cash resources to satisfy its objectives into the second quarter of calendar 2025, which is 21 to 24 months from the issuance date of these Financial Statements based on current plans or forecasts. Part of the strategic realignment plan includes the decision to prioritize the development pf GTX-104 with a goal to advance to commercialization, while conserving resources as much as possible to complete development efficiently. Further development of GTX-102 and GTX-101 will occur at such time as additional funding is obtained or strategic partnerships are entered. The Corporation will require additional capital to fund our daily operating needs beyond that time. The Corporation plans to raise additional capital prior to that time in order to maintain adequate liquidity. Negative results from studies, if any, and depressed prices of the Corporation’s stock could impact the Corporation’s ability to raise additional financing. Raising additional equity capital is subject to market conditions not within the Corporation’s control. If the Corporation does not raise additional funds in this time period, the Corporation may not be able to realize our assets and discharge our liabilities in the normal course of business.

The Corporation remains subject to risks similar to other development stage companies in the biopharmaceutical industry, including compliance with government regulations, protection of proprietary technology, dependence on third-party contractors and consultants and potential product liability, among others.

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

2. Summary of significant accounting policies

Basis of presentation

These consolidated financial statements of Acasti Pharma Inc., which include the accounts of its subsidiaries have been prepared in accordance with generally accepted accounting principles' in the United States of America ("U.S. GAAP"). All intercompany transactions and balances are eliminated on consolidation.

Smaller Reporting Company

The Corporation qualifies as a “smaller reporting company” under the Exchange Act as of March 31, 2023 because the market value of its common shares held by non-affiliates was less than $560 million as of September 30, 2022 and its revenue for the year ended March 31, 2022 was less than $100 million. As a smaller reporting company, the Corporation may rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. For so long as the Corporation remains a smaller reporting company, it is permitted and the Corporation intends to rely on such exemptions from certain disclosure and other requirements that are applicable to other public companies that are not smaller reporting companies.

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

Estimates and assumptions include the measurement of derivative warrant liabilities (note 12), stock-based compensation (note 14)), assets held for sale (notes 8), the supply contract (note 19(a)) and valuation of intangibles and goodwill (note 5). Estimates and assumptions are also involved in measuring the accrual of services rendered with respect to research and developments expenditures at each reporting date, and determining which research and development expenses qualify for research and development tax credits and in what amounts. The Corporation recognizes the tax credits once it has reasonable assurance that they will be realized.

Functional and foreign currency

On April 1, 2022, the Corporation’s functional currency was changed from the Canadian dollar to the US dollar. This change is reflected prospectively in the Corporation’s financial statements.

FASB ASC Topic 830, “Functional Currency Matters,” requires a change in functional currency to be reported as of the date it is determined there has been a change, and it is generally accepted practice that the change is made at the start of the most recent period that approximates the date of the change. Management determined it would enact this change effective on April 1, 2022. While the change was based on a factual assessment, the determination of the date of the change required management’s judgment given the change in the Corporation's primary economic and business environment, which has evolved over time. As part of management’s functional currency assessment, changes in economic facts and circumstances were considered. This included analysis of changes in: impact of the merger with Grace Therapeutics, management of operations, and in the composition of cash and short term investment balances. Additionally, budgeting is in USD, whereas this was previously performed in CAD. The Corporation's cash outflows consist primarily of USD cash balances and less of CAD, as also reflected in the budget.

Transactions denominated in currencies other than the functional currency are measured and recorded in the functional currency at the exchange rate in effect on the date of the transactions. At each consolidated balance sheet date, monetary assets and liabilities denominated in currencies other than the functional currency are remeasured using the exchange rate in effect at that date. Non-monetary assets and liabilities and revenue and expense items denominated in foreign currencies are translated into the functional currency using the exchange rate prevailing at the dates of the respective transactions. Any gains or losses arising on remeasurement are included in the consolidated statement of loss.

Cash and Cash Equivalents

Cash and cash equivalents comprise cash balances and highly liquid investments purchased with original maturities of three months or less. Cash and cash equivalents consist of term deposits held at the bank and recorded at cost, which approximates fair value.

Investments

The Corporation’s investments consist of term deposits and are classified as held-to-maturity securities. These investments are recorded at amortized cost. Investments with original maturities exceeding three months and less than one year are categorized as short-term. The Corporation has the intent and ability to hold these securities for at least the next 12 months.

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

The estimated fair values of identifiable intangible assets were determined using the multi-period excess earnings method, which is a valuation methodology that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. The significant assumptions used in the valuation are the discount rate, the probability of clinical success of research and development programs, obtaining regulatory approval and forecasted net sales, including milestone payments and royalty revenues.

Impairment of Long-Lived Assets

The Corporation reviews the recoverability of its finite long-lived assets whenever events or changes in circumstances indicate that it is carrying amount may not be recoverable. The carrying amount is first compared with the undiscounted cash flows. If the carrying amount is higher than the sum of undiscounted cash flows, then the Corporation determines the fair value of the underlying asset group. Any impairment loss to be recognized is measured as the difference by which the carrying amount of the asset group exceeds the estimated fair value of the asset group.

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

The Corporation tests indefinite-lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount. If the Corporation concludes it is more likely than not that the fair value is less than it's carrying amount, a quantitative impairment test is performed. The Corporation's annual impairment test is performed in the fourth quarter of the fiscal year.

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

Stock - based compensation

The Corporation has in place a stock option plan for directors, officers, employees, and consultants of the Corporation, with grants under the stock option plan approved by the Corporation’s Board of Directors. The plan provides for the granting of options to purchase Common Shares and the exercise price of each option equals the closing trading price of Common Shares on the day prior to the grant. The terms and conditions for acquiring and exercising options are set by the Corporation’s Board of Directors in accordance with and subject to the terms and conditions of the stock option plan. The Corporation measures the cost of such awards based on the fair value of the award at grant date, net of estimated forfeiture, and recognizes stock-based compensation expense in the Consolidated Statements of Loss and Comprehensive Loss on a graded vesting basis over the requisite service period. The requisite service period equals the vesting periods of the awards. The fair value of options is estimated for each tranche of an award that vests on a graded basis. The fair value of options is estimated using the Black-Scholes option pricing model, which uses various inputs including fair value of the Common Shares at the grant date, expected term, estimated volatility, risk-free interest rate and expected dividend yields of the Common Shares. The Corporation applies an estimated forfeiture rate derived from historical employee termination behaviour. If the actual forfeitures differ from those estimated by management, adjustment to compensation expense may be required in future periods.

Non-employee stock-based compensation transactions in which the Corporation receives goods or services as consideration for its own equity instruments are accounted for as stock-based compensation transactions. The Corporation establishes the fair value at the grant date for non-employee awards and measures the fair value based on the fair value of equity instruments issued. The fair value of a non-employee award is estimated using the Black-Scholes option pricing model, which uses various inputs including fair value of the Common Shares at the grant date, contractual term, estimated volatility, risk-free interest rate and expected dividend yields of the Common Shares.

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

In accordance with ASC 842, components of a lease should be split into three categories: lease components, non-lease components and non-components. The fixed and in-substance fixed contract consideration (including any consideration related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components. Entities may elect not to separate lease and non-lease components. The Corporation has elected to account for lease and non-lease components together as a single lease component for all underlying assets and allocate all of the contract consideration to the lease component only.

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

Segment reporting

An operating segment is a component of the Corporation that engages in business activities from which it may earn revenues and incur expenses. The Corporation has one reportable operating segment: the development and commercialization of pharmaceutical applications of its patent portfolio and licensed rights. The majority of the Corporation’s assets are located in Canada and the United States, while one production unit, which is classified as an asset held for sale, with a carrying value of nil (March 31, 2022 - $157), is located in France at a third-party contract manufacturing facility.

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

Intangible assets of $69,810 relate to the value of IPR&D of Grace's therapeutic pipeline, consisting of three unique clinical stage programs/assets supported by intellectual property. Management estimated the fair value of the IPR&D intangible assets using a multi-period excess earnings method. The significant assumptions used in the valuation are the discount rate, the probability of clinical success of research and development programs, obtaining regulatory approval and forecasted net sales. Goodwill of $12,964 was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized. A deferred tax liability of $17,536 related to the identified intangible assets resulted.

Acquisition-related expenses, which were comprised primarily of regulatory, financial advisory and legal fees, totalled $3.2 million for the year ended March 31, 2022 and were included in general and administrative expenses in the consolidated statements of loss and comprehensive loss. The net loss during the year ended March 31, 2022 attributed to Grace in the consolidated statement of income (loss), since the date of acquisition is $1,505.

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

5. Intangible assets and Goodwill

Intangible assets and goodwill resulted from the acquisition of Grace (note 4), related to Grace’s therapeutic pipeline, consisting of three unique clinical stage programs/assets supported by intellectual property. Individual IPR&D projects and goodwill is tested for impairment on an annual basis in the fourth quarter, and in between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of each technology or our reporting unit below its carrying value. The Corporation has one reporting unit which we have determined to be the Company. The strategic realignment plan announced April 4, 2023, to prioritize resources to GTX-104, from GTX-101 and GTX-102 triggered a comprehensive review and have been considered in our annual impairment test. The estimated fair values of identifiable intangible assets were determined using the multi-period excess earnings method. The estimated fair value of the reporting unit was determined using the projected discounted cash flow model. The impairment assessments resulted in the following activity between March 31, 2022 and March 31, 2023:

	$	$	$	$
	GTX 104	GTX 102	GTX 101	Total
Intangible assets – in-process research and development
Balance, beginning of the year	27,595	31,908	10,307	69,810
Impairment	—	(22,712)	(5,970)	(28,682)
Balance, end of the year	27,595	9,196	4,337	41,128

The impairment of $28,682 of the intangible assets resulted in a recovery of $8,633 of the related deferred tax liability.

$

Goodwill
Balance, beginning of the year	12,964
Impairment	(4,826)
Balance, end of the year	8,138

The multi-period excess earnings method models used to estimate the fair value of assets of our IPR&D reflect significant assumptions and are level 3 un-observable data regarding the estimates a market participant would make in order to evaluate a drug development asset, including the following:

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

6. Receivables

		March 31, 2023	March 31, 2022
	Notes	$	$
Sales tax receivables		338	184
Government assistance	10	412	353
Interest receivable		52	11
Total receivables		802	548

7. Short-term Investments

The Corporation holds various short term investments with maturities greater than 3 months at the time of purchase as follows:

	March 31, 2023	March 31, 2022
	$	$
Term deposits issued in CAD currency earning interest at 3% and maturing on March 29, 2024	15	—
Term deposits issued in USD currency earning interest at 0.2% and maturing on April 1, 2022	—	11,893
Term deposits issued in CAD currency earning interest at ranges between 0.50% and 0.58% and maturing on various dates from April 1, 2022 to March 30,2023	—	1,429

Total short-term investments	15	13,322

8. Assets held for sale

In January 2020 and August 2020, the Corporation released Phase 3 TRILOGY clinical study results for the Corporation’s lead drug candidate, CaPre. The TRILOGY studies did not meet the primary endpoint which resulted in the Corporation’s Board of Directors deciding not to proceed with a filing of an NDA with the FDA. With the completion of the TRILOGY studies beginning in the second half of fiscal 2021, the Corporation committed to a plan and was actively marketing for the sale Other assets and Production Equipment which met the criteria for classification of assets held for sale:

	March 31, 2023	March 31, 2022
	$	$
		Reclassed as explained in note 9
Other assets (a)	—	195
Production equipment (b)	—	157
	—	352

a. Other assets

Other assets represent krill oil (RKO) held by the Corporation that was expected to be used in the conduct of R&D activities and commercial inventory scale up related to the development and commercialization of the CaPre drug. Given that the development of CaPre will no longer be pursued, the Corporation expected to sell this reserve. The other asset is being recorded at the fair value less costs to sell, which has resulted in an impairment loss of $195 (2022 - $249). Management’s estimate of the fair value of the RKO less cost -to sell, is based current market conditions for the age of the krill oil and the inability to sell it. These projections are based on Level 3 inputs of the fair value hierarchy and reflect management’s best estimate of market participants’ pricing of the assets as well as the general condition of the asset. The total impairment loss recognized, includes amounts paid for krill oil in advance, but not yet received and previously recorded as a prepaid.

b. Production equipment

Similarly, to the Other assets, the announcement of the outcomes of the TRILOGY clinical trials resulted in an impairment trigger for the production equipment. The impairment loss is based on management’s estimate of the fair value of the equipment less cost -to sell, which is based primarily on estimated market conditions for selling used equipment and the inability to sell. These projections are based on Level 3 inputs of the fair value hierarchy and reflect the Corporations best estimate of market participants’ pricing of the assets as well as the general condition of the assets. This resulted in an impairment loss of $157 in fiscal 2023 resulting in a nil carrying value at March 31, 2023.

March 31, 2022	Cost, net of previous impairment	Accumulated depreciation	Net book value
	$	$	$
Production equipment	1,179	(1,022)	157
	1,179	(1,022)	157

9. Equipment

In June 2022, the Corporation reclassed the following assets from assets held for sale as they no longer met the criteria of such classification.

	Cost, net of impairment	Accumulated depreciation	Net book value reclassed from held for sale
	$	$	$
Furniture and office equipment	17	(5)	12
Computer equipment	94	(6)	88
Laboratory equipment	585	(435)	150
	696	(446)	250

Furthermore, depreciation expense of $94 was recognized related to the period from the date that the assets were classified as held for sale until June 30, 2022. The reclassification from held for sale to equipment was reflected on the comparative balance sheet.

March 31, 2023	Cost, net of impairment	Accumulated depreciation	Write off	Net book value
	$	$		$
Furniture and office equipment	19	(11)	(1)	7
Computer equipment	108	(47)	(22)	39
Laboratory equipment	586	(512)	(16)	58
	713	(570)	(39)	104

March 31, 2022	Cost, net of impairment	Accumulated depreciation	Net book value
	$	$	$
Furniture and office equipment	17	(5)	12
Computer equipment	94	(6)	88
Laboratory equipment	585	(435)	150
	696	(446)	250

10. Government assistance

	March 31, 2023	March 31, 2022
	$	$
Investment tax credit	412	353

Government assistance is comprised of research and development investment tax credits receivable from the Quebec provincial government which relate to qualifiable research and development expenditures under the applicable tax laws. The amounts recorded as receivables are subject to a government tax audit and the final amounts received may differ from those recorded. For the years ended March 31, 2023 and 2022, the Corporation recorded $165 and $577, respectively, as a reduction of research and development expenses in the Consolidated Statements of Loss and Comprehensive Loss.

Unrecognized Canadian federal tax credits may be used to reduce future Canadian federal income tax and expire as follows:

$
2029	9
2030	23
2031	36
2032	345
2033	353
2034	348
2035	415
2036	229
2037	252
2038	259
2039	355
2040	226
2041	146
2042	312
2043	642
3,950

11. Trade and other payables

	March 31, 2023	March 31, 2022
	$	$
Trade payables	1,242	1,678
Accrued liabilities and other payables	946	296
Employee salaries and benefits payable	1,148	1,182
Total trade and other payables	3,336	3,156

12. Leases

The Corporation has historically entered into lease arrangements for its research and development and quality control laboratory facility located in Sherbrooke, Québec. As of March 31, 2023, the Corporation had one operating lease with required future minimum payments. On March 14, 2022, the Corporation renewed the lease agreement effective April 1, 2022, resulting in a commitment of $556 over a 24 months base lease term and 48 months additional lease renewal term. As of March 31, 2022, the Corporation had one operating lease with required future minimum payments for its research and development facility located in New Jersey, which was cancelled during the year ended March 31, 2023.

The following tables contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Corporation’s operating leases for the year ended March 31, 2023:

March 31, 2023
$
Operating cash flows for operating leases	$92
Right-of-use assets obtained in exchange for lease obligations	$556
Weighted-average remaining lease term (in years)	5.00
Weighted-average discount rate	4.3%

As the Corporation's leases do not provide an implicit rate, the Corporation utilized its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Corporation could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.

Future minimum lease payments under the Corporation’s operating leases as of March 31, 2023 were as follows:

March 31, 2023
$
2024	101
2025	105
2026	108
2027	112
2028	115
Total lease payments	541
Less: interest	(56)
Total lease liabilities	485

13. Derivative warrant liabilities

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

The derivative warrant liabilities are measured at fair value at each reporting period and the reconciliation of changes in fair value is presented in the following tables:

	Warrants issued May 2018		Warrants issued December 27, 2017
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
	$	$	$	$
Balance – beginning of year	10	2,597	—	2,622
Change in fair value	(10)	(2,580)	—	(2,622)
Translation effect	—	(7)	—	—
Balance – end of year	—	10	—	—

Fair value per warrant issuable	—	0.01	—	—

As at March 31, 2022, the fair value of the derivative warrant liabilities was estimated using the Black-Scholes option pricing model and based on the following assumptions:

	Warrant liabilities issued May 2018	Warrant liabilities issued December 27, 2017
	March 31, 2022	March 31, 2022
	$	$
Exercise price	CAD $10.48	USD $10.08
Share price	CAD $1.54	USD $1.22
Risk-free interest	2.39%	2.41%
Contractual life (years)	1.11	0.74
Expected volatility	81.56%	85.94%

The Corporation measured its derivative warrant liabilities at fair value on a recurring basis. These financial liabilities were measured using level 3 inputs (see Note 19). As at March 31, 2023, the effect of an increase or a decrease of 5% of the volatility used, which is the significant unobservable input in the fair value estimate, would have a nominal impact.

14. Capital and other components of equity

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

On November 10, 2021, the Corporation filed a prospectus supplement relating to its at-the-market program, expiring July 7, 2023, with B. Riley, Oppenheimer& Co. Inc. and H.C. Wainwright & Co., LLC acting as agents. Under the terms of the ATM Sales Agreement and the prospectus supplement, the Corporation may issue and sell from time-to-time common shares having an aggregate offering price of up to $75,000,000 through the agents; however, our use of the shelf registration statement on Form S-3 will be limited for so long as we are subject to General Instruction I.B.6 of Form S-3, which limits the amounts that we may sell under the registration statement and in accordance with the ATM agreement. The common shares will be distributed at market prices prevailing at the time of the sale and, as a result, prices may vary between purchasers and during the period of distribution. The volume and timing of sales under the ATM program, if any, will be determined at the sole discretion of the Corporation’s board of directors and management.

During the year ended March 31, 2023, 324,648 common shares were sold under the ATM Program for total gross proceeds of approximately $314. The common shares were sold at the prevailing market prices, which resulted in an average price of approximately $0.95 per share. During the year ended March 31, 2022, no common shares were sold under the ATM program.

b. Warrants

The warrants of the Corporation are composed of the following:

	March 31, 2023		March 31, 2022
	Number outstanding	Amount	Number outstanding	Amount
		$		$
Liability
May 2018 public offering warrants 2018 (i)	824,218	—	824,218	10
December 2017 U.S. public offering warrants (ii)	—	—	884,120	—
	824,218	—	1,708,338	10
Equity
Public offering warrants
Public offering U.S. broker warrants December 2017 (iii)	—	—	32,390	161
	—	—	32,390	161

(i) Warrants to acquire one common share at an exercise price of CAD $10.48, expiring on May 9, 2023.

(ii) Warrants to acquire one common share at an exercise price of $10.08, expired on December 27, 2022.

(iii) Warrants to acquire one common share at an exercise price of $10.10, expired on December 19, 2022.

During the years ended March 31, 2023 and 2022 no warrants were exercised.

15. Other income (expenses)

	March 31, 2023	March 31, 2022
	$	$
Foreign exchange gain (loss)	(72)	(299)
Interest income	246	77
Other income	—	147
Change in fair value of warrant liabilities	10	5,197

Other income (expenses)	184	5,122

16. Stock-based compensation

At March 31, 2021, the Corporation has the following stock-based compensation arrangement:

a. Corporation stock option plan

The Corporation has in place a stock option plan for directors, officers, employees, and consultants of the Corporation. An amendment of the stock option plan was approved by shareholders on September 28, 2022. The amendment provides for a change to the existing limits for Common Shares reserved for issuance under the Stock Option Plan.

The Stock Option Plan continues to provide for the granting of options to purchase common shares. The exercise price of the stock options granted under this amended plan is not lower than the closing price of the common shares on the Nasdaq at the close of markets the day preceding the grant. The maximum number of common shares that may be issued upon exercise of options granted under the amended Stock Option Plan shall not exceed 20% of the aggregate number of issued and outstanding shares of the Corporation as of July 28, 2022. The terms and conditions for acquiring and exercising options are set by the Corporation’s Board of Directors, subject among others, to the following limitations: the term of the options cannot exceed ten years and (i) all options granted to a director will be vested evenly on a monthly basis over a period of at least twelve (12) months, and (ii) all options granted to an employee will be vested evenly on a quarterly basis over a period of at least thirty-six (36) months.

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

In connection to the voluntary delisting from the TSXV, and as permissible under the stock option plan the Corporation communicated to each holder of stock options, that the exercise price of all existing option grants will be redesignated in US dollars on the basis of the equivalent price in US dollar at the applicable date of grant. This does not constitute a repricing of the existing exercise price of stock options and has no impact on the compensation expense recognized under the stock option plan.

The following tables summarize information about activities within the stock option plan:

	Number of options	Weighted average exercise price	Weighted average grant date fair value
		USD $	USD $
Outstanding, March 31, 2022	2,989,381	2.98	2.53
Granted	1,482,500	0.85	0.72
Forfeited	(22,615)	5.66	3.86
Expired	(3,774)	27.41	13.68
Outstanding, March 31, 2023	4,445,492	2.27	1.93

Exercisable at end of year	2,294,717	3.21	2.73

	Number of options	Weighted average exercise price	Weighted average grant date fair value
		CAD $	CAD $
Outstanding, March 31, 2021	911,871	8.33	6.96
Granted	2,115,400	2.04	1.75
Exercised	—	0.00	0.00
Forfeited	(37,890)	4.00	3.06
Outstanding, March 31, 2022	2,989,381	3.94	3.32

March 31, 2023
USD $
Weighted average fair value of the options granted to employees and directors of the Corporation-	$0.72 USD

Year ended March 31, 2022
CAD $
Weighted average fair value of the options granted to employees and directors of the Corporation-	1.75

Compensation expense recognized under the stock option plan is summarized as follows:

	March 31, 2023	March 31, 2022
	$	$
Research and development expenses	591	447
General and administrative expenses	1,123	842
Sales and marketing expenses	97	48
	1,811	1,337

As of March 31, 2023, there was USD $718 (March 31, 2022– CAD $1,794) of total unrecognized compensation cost, related to non-vested share options, which is expected to be recognized over a remaining weighted average vesting period of 1.12 years (March 31, 2022 - 1.36 years).

A summary of the non-vested stock option activity and related information for the Corporation’s stock options granted is as follows:

	Number of options	Weighted average grant date fair value USD ($)
Non- vested, March 31, 2022	1,999,470	1.51
Options granted	1,482,500	0.72
Options vested	(1,331,195)	1.33
Non- vested, March 31, 2023	2,150,775	1.08

The fair value of options granted was estimated using the Black-Scholes option pricing model, resulting in the following weighted average assumptions for options granted during the periods ended:

March 31, 2023
Weighted average
Exercise price	$0.85 USD
Share price	$0.85 USD
Dividend	—
Risk-free interest	3.28%
Estimated life (years)	5.73
Expected volatility	117.56%

March 31, 2022
Weighted average- CAD
Exercise price	$1.75 CAD
Share price	$2.04 CAD
Dividend	—
Risk-free interest	1.48%
Estimated life (years)	5.77%
Expected volatility	120.65%

The following tables summarize information about activities within the stock option plan:

March 31, 2023
Exercise price USD			Weighted average remaining contractual life	Number of options outstanding	Number of options exercisable
$0.59	—	$1.64	9.26	1,520,000	438,125
$1.65	—	$4.73	8.23	2,479,960	1,411,060
$4.74	—	$7.70	5.89	243,489	243,489
$7.71	—	$10.06	0.71	70,675	70,675
$10.07	—	$12.22	3.26	131,368	131,368
			8.19	4,445,492	2,294,717

Stock-based compensation payment transactions

The fair value of stock-based compensation transactions is measured using the Black-Scholes option pricing model. Measurement inputs include share price on measurement date, exercise price of the instrument, expected volatility (based on weighted average historic volatility for a duration equal to the weighted average life of the instruments, life based on the average of the vesting and contractual periods for employee awards as minimal prior exercises of options in which to establish historical exercise experience), and the risk-free interest rate (based on government bonds). Service and performance conditions attached to the transactions, if any, are not considered in determining fair value. The expected life of the stock options is not necessarily indicative of exercise patterns that may occur. The expected volatility reflects the assumption that the historical volatility over a period similar to the life of the options is indicative of future trends, which may also not necessarily be the actual outcome.

b. Corporation equity incentive plan

The Corporation established an equity incentive plan for employees, directors and consultants. The plan provides for the issuance of restricted share units (RSUs), performance share units, restricted shares, deferred share units and other stock-based awards, subject to restricted conditions as may be determined by the Board of Directors. There were no such awards outstanding as of March 31, 2023, and March 31, 2022, and no stock-based compensation was recognized for the period ended March 31, 2023 and March 31, 2022.

17. Loss per share

Diluted loss per share was the same amount as basic loss per share, as the effect of options, and warrants would have been anti-dilutive, as the Corporation has incurred losses in each of the periods presented. All outstanding options, and warrants could potentially be dilutive in the future.

18. Supplemental cash flow disclosure

Changes in operating assets and liabilities:

	March 31, 2023	March 31, 2022
	$	$
Receivables	(302)	(18)
Prepaid expenses	72	(380)
Trade and other payables	411	(2,388)
Total changes in working capital items	181	(2,786)

19. Income taxes

Income tax (recovery) expense:

	March 31, 2023	March 31, 2022
	$	$
Current tax (recovery) expense	—	—
Deferred tax (recovery) expense	(9,542)	(648)
Income tax (recovery) expense	(9,542)	(648)

Reconciliation of effective tax rate:

	March 31, 2023	March 31, 2022
	$	$
Loss before income taxes	(51,971)	(10,467)
Basic combined Canadian statutory income tax rate 1	26.50%	26.50%
Computed income tax recovery	(13,772)	(2,774)
Increase resulting from:
Difference in foreign tax rates	(1,315)	(77)
Non-deductible stock-based compensation	480	354
Non-deductible change in fair value of warrants	(3)	(1,377)
Non-deductible transaction costs	—	697
Non-deductible goodwill impairment	1,453	—
Non-refundable federal ITC	(642)	(349)
Change in valuation allowance	4,263	2,864
Other – foreign exchange	—	12
Other	(6)	2
Total tax (recovery) expense	(9,542)	(648)

Net deferred income tax assets as of March 31, 2023, and 2022 were comprised of the following:

	March 31, 2023	March 31, 2022
	$	$
Deferred tax assets
Tax losses carried forward	38,628	35,683
Research and development expenses	7,672	5,828
Equipment	905	688
Financing expenses	267	674
Licenses	—	118
Tax credit carry forwards	3,950	3,331
Operating lease right of use asset	129	78
Other temporary differences	92	85
Deferred tax assets	51,643	46,485
Deferred tax liabilities
Equipment and intangible assets	(12,198)	(20,890)
Operating lease liability	(123)	(83)
Other taxable temporary differences	(5)	—
Deferred tax liabilities	(12,326)	(20,973)
Valuation allowance	(46,664)	(42,401)
Net deferred tax liabilities	(7,347)	(16,889)

As at March 31, 2023, the amounts and expiry dates of tax attributes and temporary differences, which are available to reduce future years’ taxable income, were as follows:

			March 31, 2023
	Federal	Provincial	United States
	$	$	$
Tax losses carried forward
2028	571	571
2029	1,302	1,297
2030	1,657	1,651
2031	1,810	1,794
2032	1,484	1,461
2033	2,879	2,879
2034	3,678	3,568
2035	4,397	4,397
2036	6,470	6,371
2037	401	396
2038	14,855	13,821
2039	32,424	32,381
2040	23,576	23,439
2041	13,999	13,999
2042	9,417	9,416
2043	11,132	11,132
No expiry			14,400
Total	130,052	128,573	14,400

Research and development expenses, without time limitation	26,106	28,282

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

20. Financial instruments

a. Concentration of credit risk

Financial instruments that potentially subject the Corporation to a concentration of credit risk consist primarily of cash and cash equivalents and investments. Cash and cash equivalents and investments are all invested in accordance with the Corporation’s Investment Policy with the primary objective being the preservation of capital and the maintenance of liquidity, which is managed by dealing only with highly rated Canadian institutions. The carrying amount of financial assets, as disclosed in the consolidated balance sheets, represents the Corporation’s credit exposure at the reporting date.

b. Foreign currency risk

The Corporation is exposed to the financial risk related to the fluctuation of foreign exchange rates and the degrees of volatility of those rates. Foreign currency risk is limited to the portion of the Corporation's business transactions denominated in currencies other than the Corporation's functional currency of the U.S. dollar. Fluctuations related to foreign exchange rates could cause unforeseen fluctuations in the Corporation's operating results. The Corporation does not use derivative instruments to hedge exposure to foreign exchange risk. The fluctuation of the Canadian dollar in relation to the U.S. dollar and other foreign currencies will consequently have an impact upon the Corporation’s net loss.

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

The Corporation’s financial liabilities obligations include trade and other payables, which fall due within the next 12 months.

21. Commitments and contingencies

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

Supply contract

On October 25, 2019, the Corporation signed a supply agreement with Aker Biomarine Antarctic. (“Aker”) to purchase raw krill oil product for a committed volume of commercial starting material for CaPre for a total fixed value of $3.1 million. As at March 31, 2023, the remaining balance of the commitment with Aker amounts to $2.8 million. During the second calendar quarter of 2022, Aker informed the Corporation that Aker believed it had satisfied the terms of the supply agreement as to their ability to deliver the remaining balance of krill oil product, and that the Corporation was therefore required to accept the remaining product commitment and to pay Aker the $2.8 million balance. The Corporation disagrees with Aker’s position and believes that Aker is not entitled to further payment under the supply agreement. Accordingly, no liability has been recorded. The dispute was unresolved as of March 31, 2023, and remains unresolved. There is uncertainty as to whether the Corporation will be required to make further payment to Aker in connection with the dispute. Additionally, in the event the Corporation is required to accept delivery from Aker of the remaining balance of krill oil product under the supply agreement, there is uncertainty as to whether the Corporation can recover value from the product, which may result in the Corporation incurring a loss on the supply agreement in the near term.

Legal proceedings and disputes

In the ordinary course of business, the Corporation is at times subject to various legal proceedings and disputes. The Corporation assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Corporation will incur a loss and the amount of the loss can be reasonably estimated, the Corporation records a liability in its consolidated financial statements. These legal contingencies may be adjusted to reflect any relevant developments. Where a loss is not probable or the amount of loss is not estimable, the Corporation does not accrue legal contingencies. While the outcome of legal proceedings is inherently uncertain, based on information currently available, management believes that it has established appropriate legal reserves. Any incremental liabilities arising from pending legal proceedings are not expected to have a material adverse effect on the Corporation’s financial position, results of operations, or cash flows. However, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Corporation’s financial position, results of operations, or cash flows. No reserves or liabilities have been accrued as at March 31, 2023.

22. Subsequent events

In May 2023, the Corporation communicated the decision to terminate its Canadian employees as part of discontinuing its operations in Canada and the rebuilding of a leaner organization in the United States, which resulted in $1.3 million of severances to be paid.