Form 10-Q
period 2023-06-30
Acasti Pharma Inc.
filed 2023-08-11
CIK 1444192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________

FORM 10-Q

______________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

2572 boul. Daniel-Johnson, 2nd Floor

Laval, Québec, Canada H7T 2R3

(Address of principal executive offices, including zip code)

450-686-4555

(Registrant’s telephone number, including area code)

______________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, no par value per share	ACST	NASDAQ Stock Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding common shares of the registrant, no par value per share, as of August 9, 2023, was 7,448,033.

ACASTI PHARMA INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2023

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
•
If we are unable to differentiate our drug products from branded reference drugs or existing generic therapies for similar treatments, or if the U.S. Food and Drug Administration (“FDA”) or other applicable regulatory authorities approve products that compete with any of our drug products, our ability to successfully commercialize our drug products would be adversely affected.

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
•
The other risks and uncertainties identified in Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended March 31, 2023.

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

PART I. FINANCIAL INFORMATION

Item 1: Financial Information

Unaudited Condensed Consolidated Interim Financial Statements

Condensed Consolidated Interim Balance Sheets	5

Condensed Consolidated Interim Statements of Loss and Comprehensive Loss	6

Condensed Consolidated Interim Statements of Shareholders’ Equity	7

Condensed Consolidated Interim Statements of Cash Flows	8

Notes to the Condensed Consolidated Interim Financial Statements	9

ACASTI PHARMA INC.

Condensed Consolidated Interim Balance Sheet

(Unaudited)

		June 30, 2023	March 31, 2023
(Expressed in thousands of U.S. dollars except share data)	Notes	$	$
Assets

Current assets:
Cash and cash equivalents		21,633	27,875
Short-term investments	5	15	15
Receivables	4	837	802
Prepaid expenses		1,127	598
Total current assets		23,612	29,290

Operating lease right of use asset		71	463
Equipment		84	104
Intangible assets		41,128	41,128
Goodwill		8,138	8,138
Total assets		73,033	79,123

Liabilities and Shareholders’ equity
Current liabilities:
Trade and other payables	7	1,886	3,336
Operating lease liability	8	80	75
Total current liabilities		1,966	3,411

Operating lease liability		—	410
Deferred tax liability		7,057	7,347
Total liabilities		9,023	11,168

Shareholders’ equity:
Common shares, no par value per share; unlimited shares authorized as of June 30, 2023 and March 31, 2023; 7,435,533 shares issued and outstanding as of June 30, 2023 and March 31, 2023	9(a)	258,294	258,294
Additional paid-in capital		14,043	13,965
Accumulated other comprehensive loss		(6,038)	(6,038)
Accumulated deficit		(202,289)	(198,266)
Total shareholders' equity		64,010	67,955

Commitments and contingencies	14
Total liabilities and shareholders’ equity		73,033	79,123

See accompanying notes to unaudited interim financial statements.

ACASTI PHARMA INC.

Condensed Consolidated Interim Statements of Loss and Comprehensive Loss

(Unaudited)

		Three months ended
		June 30, 2023	June 30, 2022
(Expressed in thousands of U.S dollars, except share and per share data)	Notes	$	$

Operating expenses
Research and development expenses, net of government assistance	6	(1,095)	(2,590)
General and administrative expenses		(1,763)	(1,919)
Sales and marketing		(111)	(221)
Restructuring cost	15	(1,485)	—
Loss from operating activities		(4,454)	(4,730)

Foreign exchange gain (loss)		8	(78)
Change in fair value of warrant liabilities		—	10
Interest income and other expense		134	32
Total other income (loss), net		142	(36)
Loss before income tax recovery		(4,312)	(4,766)

Income tax recovery		289	242

Net loss and total comprehensive loss		(4,023)	(4,524)

Basic and diluted loss per share	11	(0.54)	(0.61)

Weighted average number of shares outstanding		7,435,533	7,388,065

See accompanying notes to unaudited interim financial statements

ACASTI PARMA INC.

Condensed Consolidated Interim Statements of Shareholders' Equity

(Unaudited)

		Common Shares
(Expressed in thousands of U.S. dollars except share data)	Notes	Number	Dollar	Additional paid-in capital	Accumulated other comprehensive loss	Deficit	Total
			$	$	$	$	$
Balance, March 31, 2023		7,435,533	258,294	13,965	(6,038)	(198,266)	67,955
Net loss and total comprehensive loss for the period		—	—	—	—	(4,023)	(4,023)
Stock-based compensation	10	—	—	78	—	—	78
Balance at June 30, 2023		7,435,533	258,294	14,043	(6,038)	(202,289)	64,010

		Common Shares
(Expressed in thousands of US dollars except for share data)	Notes	Number	Dollar	Additional paid-in capital	Accumulated other comprehensive loss	Deficit	Total
			$	$	$	$	$
Balance, March 31, 2022		7,381,425	257,990	12,154	(6,037)	(155,837)	108,270
Net loss and total comprehensive loss for the period		—	—	—	—	(4,524)	(4,524)
Cumulative translation adjustment		—	—	—	(2)	—	(2)
Stock-based compensation	10	—	—	464	—	—	464
Net proceeds from shares issued under the at-the-market (ATM) program		34,335	195	—	—	—	195
Balance at June 30, 2022		7,415,760	258,185	12,618	(6,039)	(160,361)	104,403

ACASTI PHARMA INC.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

		Three months ended
		June 30, 2023	June 30, 2022
(Expressed in thousands of U.S. dollars)	Notes	$	$
Cash flows used in operating activities:
Net loss for the period		(4,023)	(4,524)
Adjustments:
Depreciation of equipment		7	167
Stock-based compensation	10	78	464
Change in fair value of warrant liabilities		—	(10)
Income tax recovery		(289)	(242)
Unrealized foreign exchange (gain) loss		—	(10)
Write-off of equipment		13	—
Changes in operating assets and liabilities	12	(2,026)	(1,271)
Net cash used in operating activities		(6,240)	(5,426)

Cash flows from investing activities:
Acquisition of equipment		—	(7)
Acquisition of short-term investments		—	(16)
Maturity of short-term investment		—	13,281
Net cash from investing activities		—	13,258

Cash flows from financing activities:
Net proceeds from issuance under the at-the-market (ATM) program	(9a)	—	195
Net cash from financing activities		—	195

Effect of exchange rate fluctuations on cash and cash equivalents		(2)	11

Net (decrease) increase in cash and cash equivalents		(6,242)	8,038

Cash and cash equivalents, beginning of period		27,875	30,339
Cash and cash equivalents, end of period		21,633	38,377

Cash and cash equivalents are comprised of:
Cash		5,413	38,377
Cash equivalents		16,220	—

See accompanying notes to unaudited interim financial statements.

ACASTI PHARMA INC.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

(Expressed in thousands of U.S. dollars except share data)

1. Nature of operation

Acasti Pharma Inc. (“Acasti” or the “Corporation”) is incorporated under the Business Corporations Act (Québec) (formerly Part 1A of the Companies Act (Québec)). The Corporation is domiciled in Canada and its registered office is located at 2572 boul. Daniel-Johnson, 2nd Floor Laval, Québec, Canada H7T 2R3.

The Corporation’s shares are listed on the Nasdaq Capital Market (the "Nasdaq"), and through March 27, 2023 the Corporation's shares were also listed on the TSX Venture Exchange ("TSXV"), in each case, under the symbol "ACST". On March 13, 2023 the Corporation received approval to voluntarily delist from the TSXV. Effective as at the close of trading on March 27, 2023, the Corporation's common shares are no longer listed and posted for trading on the TSXV.

In August 2021, the Corporation completed the acquisition via a share-for-share merger of Grace Therapeutics, Inc. (“Grace”), a privately held emerging biopharmaceutical company focused on developing innovative drug delivery technologies for the treatment of rare and orphan diseases. The post-merger Corporation is focused on building a late-stage specialty pharmaceutical company specializing in rare and orphan diseases and developing and commercializing products that improve clinical outcomes using its novel drug delivery technologies. The Corporation seeks to apply new proprietary formulations to existing pharmaceutical compounds to achieve enhanced efficacy, faster onset of action, reduced side effects, more convenient delivery and increased patient compliance; all of which could result in improved patient outcomes. The active pharmaceutical ingredients chosen by the Corporation for further development may be already approved in the target indication or could be repurposed for use in new indications.

The Corporation has incurred operating losses and negative cash flows from operations in each year since its inception. The Corporation expects to incur significant expenses and continued operating losses for the foreseeable future.

In May 2023, the Corporation implemented a strategic realignment plan to enhance shareholder value that resulted in the Corporation engaging a new management team, streamlining its research and development activities to concentrate on its lead product, GTX 104, and greatly reducing its workforce. Moving forward, the Corporation plans to build a smaller, more focused organization in the United States. Further development of GTX-102 and GTX-101 will occur at such time as additional funding is obtained or strategic partnerships are entered into. This strategic realignment is expected to significantly reduce administrative and research and development expenses and enable the Corporation to extend its available cash resources to the second calendar quarter of 2025.

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

The Corporation remains subject to risks similar to other development stage companies in the biopharmaceutical industry, including compliance with government regulations, protection of proprietary technology, dependence on third-party contractors and consultants and potential product liability, among others. Please refer to the risk factors included in Part 1, Item 1A of the Corporation’s annual report on Form 10-K for the year ended March 31, 2023, filed with the SEC on June 23, 2023 (the “Annual Report”).

Reverse stock split

On June 29, 2023, the Board of Directors of the Corporation approved an amendment to the Corporation's Articles of Incorporation to implement a reverse stock split of the Corporation's Class A common shares, no par value per share, at a ratio of 1-for-6 (the “Reverse Stock Split”). On July 4, 2023, the Corporation filed Articles of Amendment to its Articles of Incorporation with the Registraire des entreprises du Québec, to implement the Reverse Stock Split. All references in these financial statements to number of common shares, warrants and options, price per share and weighted average number of shares outstanding have been adjusted to reflect the Reverse Stock Split, which became effective on July 10, 2023.

2. Summary of significant accounting policies:

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X under the Securities Exchange Act of 1934. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended March 31, 2023, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Corporation’s consolidated financial position as of June 30, 2023, the consolidated results of its operations for the three months ended June 30, 2023 and 2022, its statements of shareholders’ equity for the three months ended June 30, 2023 and 2022 and its consolidated cash flows for the three months ended June 30, 2023 and 2022.

These unaudited condensed consolidated financial statements should be read in conjunction with the Corporation’s audited consolidated financial statements and the accompanying notes for the year ended March 31, 2023 included in the Corporation’s Annual Report. The condensed consolidated balance sheet data as of March 31, 2023 presented for comparative purposes was derived from the Corporation’s audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. The results for the three months ended June 30, 2023 are not necessarily indicative of the operating results to be expected for the full year or for any other subsequent interim period.

The Corporation’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended March 31, 2023 included in the Annual Report. There have been no changes to the Corporation's significant accounting policies since the date of the audited consolidated financial statements for the year ended March 31, 2023 included in the Annual Report.

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

Estimates and assumptions include the measurement of stock-based compensation, accruals for research and development contracts and contract organization agreements, and valuation of intangibles and goodwill. Estimates and assumptions are also involved in measuring the accrual of services rendered with respect to research and development expenditures at each reporting date, and determining which research and development expenses qualify for research and development tax credits and in what amounts. The Corporation recognizes the tax credits once it has reasonable assurance that they will be realized.

3. Recent accounting pronouncements

The Corporation has considered recent accounting pronouncements and concluded that they are either not applicable to the business or that the effect is not expected to be material to the consolidated financial statements as a result of future adoption.

4. Receivables

		June 30, 2023	March 31, 2023
	Notes	$	$
Sales tax receivables		426	338
Government assistance	6	361	412
Interest receivable		50	52
Total receivables		837	802

5. Short-term investments

The Corporation holds various marketable securities, with maturities greater than 3 months at the time of purchase, as follows:

	June 30, 2023	March 31, 2023
	$	$
Term deposits issued in CAD currency earning interest at 3% and maturing on March 29, 2024	15	15
Total short-term investments	15	15

6. Government assistance

	June 30, 2023	March 31, 2023
	$	$
Investment tax credit	361	412

Government assistance is comprised of research and development investment tax credits from the Québec provincial government, which relate to qualifiable research and development expenditures under the applicable tax laws. The amounts recorded as receivables are subject to a government tax audit and the final amounts received may differ from those recorded. For the three months ended June 30, 2023 and 2022, the Corporation recorded $(51) and $41, respectively, as an increase and a reduction of research and development expenses in the Statement of Loss and Comprehensive Loss.

Unrecognized Canadian federal tax credits may be used to reduce future Canadian federal income tax and expire as follows:

$
2029	9
2030	23
2031	36
2032	345
2033	353
2034	348
2035	415
2036	229
2037	252
2038	259
2039	355
2040	226
2041	146
2042	312
2043	642
3,950

7. Trade and other payables

	June 30, 2023	March 31, 2023
	$	$
Trade payables	607	1,242
Accrued liabilities and other payables	994	946
Employee salaries and benefits payable	285	1,148
Total trade and other payables	1,886	3,336

8. Leases

The Corporation has historically entered into lease arrangements for its research and development and quality control laboratory facility located in Sherbrooke, Québec. As of June 30, 2023, the Corporation had one operating lease with required future minimum payments. On

March 14, 2022, the Corporation renewed the lease agreement effective April 1, 2022, resulting in a commitment of $556 over a 24 months base lease term and 48 months additional lease renewal term. In April 2023, the Corporation elected not to renew the additional 48 months lease renewal term with the lease expected to terminate March 31, 2024. The Corporation accounted for the change in lease term as a lease modification under ASC 842. Due to the modification in lease term, the Corporation remeasured the lease liability and right-of-use asset associated with the lease. As of the effective date of modification, the Corporation recorded an adjustment to the right-of-use asset and lease liability in the amount of $369 based on the net present value of lease payments discounted using an estimate incremental borrowing rate of 4.3%.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Corporation’s operating lease for the three month period ended June 30, 2023:

Operating cash flows for operating lease	$24
Weighted-average remaining lease term (in years)	0.75
Weighted-average discount rate	4.3%

As the Corporation's lease do not provide an implicit rate, the Corporation utilized its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Corporation could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.

Future minimum lease payments under the Corporation’s operating lease as of June 30, 2023 were as follows:

June 30, 2023
$
2024	81
2025 and thereafter	-
Total lease payments	81
Less: interest	(1)
Total lease liability	80

9. Capital and other components of equity

a. Common Shares

Authorized capital stock

Unlimited number of shares

•
Class A shares (Common Shares), voting (one vote per share), participating and without par value. As of June 30, 2023, there were 7,435,533 Class A shares issued and outstanding.
•
Class B shares, voting (ten votes per share), non-participating, without par value and maximum annual non-cumulative dividend of 5% on the amount paid per share. Class B shares are convertible, at the holder’s discretion, into Class A shares (Common Shares), on a one-for-one basis, and Class B shares are redeemable at the holder’s discretion for CAD $4.80 per share, subject to certain conditions. As of June 30, 2023, there were no Class B shares issued and outstanding.
•
Class C shares, non-voting, non-participating, without par value and maximum annual non-cumulative dividend of 5% on the amount paid per share. Class C shares are convertible, at the holder’s discretion, into Class A shares (Common Shares), on a one-for-one basis, and Class C shares are redeemable at the holder’s discretion for CAD $1.20 per share, subject to certain conditions. As of June 30, 2023, there were no Class C shares issued and outstanding.
•
Class D and E shares, they are non-voting, non-participating, without par value and maximum monthly non-cumulative dividend between 0.5% and 2% on the amount paid per share. Class D and E shares are convertible, at the holder’s discretion, into Class A shares (Common Shares), on a one-for-one basis, and Class D and E shares are redeemable at the holder’s discretion, subject to certain conditions. As of June 30, 2023, there were no Class D or E shares issued and outstanding.

At-the-Market (“ATM”) Program

On June 29, 2020, the Corporation entered into an amended and restated sales agreement (the “Sales Agreement”) with B. Riley FBR, Inc. ("B.Riley"), Oppenheimer & Co. Inc. and H.C. Wainwright & Co., LLC (collectively, the “Agents”) to amend the Corporation’s existing ATM program. Under the terms of the Sales Agreement, which had a three-year term, the Corporation could issue and sell from time-to-time common shares having aggregate gross proceeds of up to $75,000,000 through the Agents. Subject to the terms and conditions of the

Sales Agreement, the Agents would use their commercially reasonable efforts to sell the common shares from time to time, based upon the Corporation’s instructions. The Corporation had no obligation to sell any of the common shares and could, at any time, suspend sales under the Sales Agreement. The Corporation and the Agents could terminate the Sales Agreement in accordance with its terms. Under the terms of the Sales Agreement, the Corporation provided the Agents with customary indemnification rights and the Agents were entitled to compensation at a commission rate equal to 3.0% of the gross proceeds from each sale of the common shares. The Sales Agreement expired pursuant to its terms on June 29, 2023 and the Corporation plans to revisit the renewal of a facility in the coming months.

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

During the three months ended June 30, 2023, no common shares were sold under the ATM program. During the three months ended June 30, 2022, 34,335 common shares were sold for total net proceeds of approximately $195 with commissions, legal expenses and costs related to the share sale amounting to $6. The common shares were sold at the prevailing market prices, which resulted in an average price of approximately $5.82 per share.

b. Warrants

During the three month period ended June 30, 2023, the remaining 137,370 warrants to acquire one common share at an exercise price of CAD $62.88 expired on May 9, 2023.

10. Stock-based compensation

At June 30, 2023, the Corporation had in place a stock option plan for directors, officers, employees, and consultants of the Corporation (“Stock Option Plan”).

The Stock Option Plan continues to provide for the granting of options to purchase common shares. Under the terms of the Stock Option Plan, the exercise price of the stock options granted under the Stock Option Plan may not be lower than the closing price of the Corporation’s common shares on the Nasdaq Capital Market at the close of such market the day preceding the grant. The maximum number of common shares that may be issued upon exercise of options granted under the amended Stock Option Plan shall not exceed 20% of the aggregate number of issued and outstanding shares of the Corporation as of July 28, 2022. The terms and conditions for acquiring and exercising options are set by the Corporation’s Board of Directors, subject to, among others, the following limitations: the term of the options cannot exceed ten years and (i) all options granted to a director will be vested evenly on a monthly basis over a period of at least twelve (12) months, and (ii) all options granted to an employee will be vested evenly on a quarterly basis over a period of at least thirty-six (36) months.

The total number of options issued to any one consultant within any twelve-month period cannot exceed 2% of the Corporation’s total issued and outstanding common shares (on a non-diluted basis). The Corporation is not authorized to grant within any twelve-month period such number of options under the Stock Option Plan that could result in a number of common shares issuable pursuant to options granted to (a) related persons exceeding 2% of the Corporation’s issued and outstanding common shares (on a non-diluted basis) on the date an option is granted, or (b) any one eligible person in a twelve-month period exceeding 2% of the Corporation’s issued and outstanding common shares (on a non-diluted basis) on the date an option is granted.

The following table summarizes information about activities within the Stock Option Plan for the three month period ended June 30, 2023:

	Number of options	Weighted average exercise price	Weighted average grant date fair value
Outstanding, March 31, 2023	740,957	13.60	11.23
Forfeited/Cancelled	(267,797)	7.72	6.21
Outstanding, June 30, 2023	473,178	16.93	14.07
Exercisable, June 30, 2023	402,247	18.62	15.51

Forfeited and cancelled options were as a result of the Corporations restructuring that occurred during the three months ended June 30, 2023. No options were granted or exercised during the three month period ended June 30, 2023.

Compensation expense recognized under the stock option plan is summarized as follows:

	June 30, 2023	June 30, 2022
	$	$
Research and development expenses	2	158
General and administrative expenses	60	282
Sales and marketing expenses	16	24
	78	464

As of June 30, 2023, there was $130 of total unrecognized compensation cost, related to non-vested stock options, which is expected to be recognized over a remaining weighted average vesting period of 0.97 years.

Corporation equity incentive plan

The Corporation established an equity incentive plan (the “Equity Incentive Plan”) for employees, directors, and consultants. The Equity Incentive Plan provides for the issuance of restricted share units (RSUs), performance share units, restricted shares, deferred share units and other stock-based awards, subject to restricted conditions as may be determined by the Board of Directors. There were no such awards outstanding as of June 30, 2023, and June 30, 2022, and no stock-based compensation was recognized for the period ended June 30, 2023 and June 30, 2022 under the Equity Incentive Plan.

11. Loss per share

Diluted loss per share was the same amount as basic loss per share, as the effect of options, and warrants would have been anti-dilutive, as the Corporation has incurred losses in each of the periods presented. All currently outstanding options could potentially be dilutive in the future.

The Corporation excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	June 30, 2023	June 30, 2022
Options outstanding	473,178	704,585
May 2018 public offering warrants	—	137,370
December 2017 public offering warrants	—	147,354

12. Supplemental cash flow disclosure

Changes in operating assets and liabilities

	Three months ended
	June 30, 2023	June 30, 2022
	$	$
Receivables	(35)	(434)
Prepaid expenses	(529)	(839)
Trade and other payables	(1,449)	2
Write-off of operating lease right of use asset	(13)	—
Total changes in operating assets and liabilities	(2,026)	(1,271)

13. Financial instruments

a. Concentration of credit risk

Financial instruments that potentially subject the Corporation to a concentration of credit risk consist primarily of cash and cash equivalents and investments. Cash and cash equivalents and investments are all invested in accordance with the Corporation’s Investment Policy with the primary objective being the preservation of capital and the maintenance of liquidity, which risk is managed by dealing only with highly rated Canadian institutions. The carrying amount of financial assets, as disclosed in the consolidated balance sheets, represents the Corporation’s credit exposure at the reporting date.

b. Foreign currency risk

The Corporation is exposed to financial risk related to the fluctuation of foreign exchange rates and the degrees of volatility of those rates. Foreign currency risk is limited to the portion of the Corporation's business transactions denominated in currencies other than the Corporation's functional currency of the U.S. dollar. Fluctuations related to foreign exchange rates could cause unforeseen fluctuations in the Corporation's operating results. The Corporation does not use derivative instruments to hedge exposure to foreign exchange risk. The fluctuation of the Canadian dollar in relation to the U.S. dollar and other foreign currencies will consequently have an impact upon the Corporation’s net loss.

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

14. Commitments and contingencies

Research and development contracts and contract research organizations agreements

The Corporation utilize contract manufacturing organizations ("CMOs") for the development and production of clinical materials and contract research organizations (“CROs”) to perform services related to its clinical trials. Pursuant to the agreements with these CMOs and CROs, the Corporation has either the right to terminate the agreements without penalties or under certain penalty conditions.

Raw krill oil supply contract

On October 25, 2019, the Corporation signed a supply agreement with Aker Biomarine Antarctic. (“Aker”) to purchase raw krill oil product for a committed volume of commercial starting material for CaPre, one of the Corporation’s former drug candidates, for a total fixed value of $3.1 million. As at June 30, 2023, the remaining balance of the commitment with Aker amounts to $2.8 million. During the second calendar quarter of 2022, Aker informed the Corporation that Aker believed it had satisfied the terms of the supply agreement as to their obligation to deliver the remaining balance of raw krill oil product, and that the Corporation was therefore required to accept the remaining product commitment and to pay Aker the $2.8 million balance. The Corporation disagrees with Aker’s position and believes that Aker is not entitled to further payment under the supply agreement. Accordingly, no liability has been recorded. The dispute was unresolved as of June 30, 2023, and remains unresolved. There is uncertainty as to whether the Corporation will be required to make further payment to Aker in connection with the dispute. Additionally, in the event the Corporation is required to accept delivery from Aker of the remaining balance of raw krill oil product under the supply agreement, there is uncertainty as to whether the Corporation can recover value from the product, which may result in the Corporation incurring a loss on the supply agreement in the near term.

Legal proceedings and disputes

In the ordinary course of business, the Corporation is at times subject to various legal proceedings and disputes. The Corporation assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Corporation will incur a loss and the amount of the loss can be reasonably estimated, the Corporation records a liability in its consolidated financial statements. These legal contingencies may be adjusted to reflect any relevant developments. Where a loss is not probable or the amount of loss is not estimable, the Corporation does not accrue legal contingencies. While the outcome of legal proceedings is inherently uncertain, based on information currently available, management believes that it has established appropriate legal reserves. Any incremental liabilities arising from pending legal proceedings are not expected to have a material adverse effect on the Corporation’s financial position, results of operations, or cash flows. However, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Corporation’s financial position, results of operations, or cash flows. No reserves or liabilities have been accrued as of June 30, 2023.

15. Restructuring Costs

On May 8, 2023, the Corporation communicated its decision to terminate a substantial amount of its workforce as part of a plan that intended to align the Corporation’s organizational and management cost structure to prioritize resources to GTX-104 and reduce losses to improve cash flow and extend available cash resources. The Corporation incurred $1,485 of costs primarily consisting of employee severance costs. Unpaid Liabilities associated with the restructuring costs are recorded in trade and other payables on the consolidated balance sheets.

The Corporation’s restructuring charges and payments are comprised of the following:

	Employee
	severance	Legal	Total
Expenses incurred	1,447	38	1,485
Payments made	(1,212)	-	(1,212)
Balance at June 30, 2023	235	38	274

16. Subsequent events

On July 3, 2023, the Corporation entered into an asset purchase agreement to sell its lab equipment with a net book value of $54 as of June 30, 2023 for $109 in net proceeds.

On July 14, 2023, the Corporation's Board of Directors approved the grant of 446,502 stock options at an exercise price of $2.64 under the Corporation's Stock Option Plan.

On July 19, 2023, the Corporation entered into a new short term lease for its new headquarters located at 2572 boul. Daniel-Johnson, 2nd Floor Laval, Québec, Canada H7T 2R3. On July 24, 2023, the Corporation terminated it's lease for premises located at 3009 boul. de la Concorde East, Suite 102, Laval, Québec, Canada H7E 2B5.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This management’s discussion and analysis (“MD&A”) is presented in order to provide the reader with an overview of the financial results and changes to our consolidated balance sheets as at June 30, 2023, and for the three month period then ended. This MD&A also explains the material variations in our results of operations, consolidated balance sheets and cash flows as of and for the three months ended June 30, 2023 and 2022.

Market data, and certain industry data and forecasts included in this MD&A were obtained from internal Corporation surveys and market research conducted by third parties hired by us, publicly available information, reports of governmental agencies and industry publications, and independent third-party surveys. We have relied upon industry publications as our primary sources for third-party industry data and forecasts. Industry surveys, publications and forecasts generally state that the information they contain has been obtained from sources believed to be reliable, but that the accuracy and completeness of that information is not guaranteed. We have not independently verified any of the data from third-party sources or the underlying economic assumptions they have made. Similarly, internal surveys, industry forecasts and market research, which we believe to be reliable based upon our management’s or contracted third parties’ knowledge of our industry, have not been independently verified. Our estimates involve risks and uncertainties, including assumptions that may prove not to be accurate, and these estimates and certain industry data are subject to change based on various factors, including those discussed in this quarterly report and in our most recently filed Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on June 23, 2023 (the “Annual Report”). This MD&A contains forward-looking information. You should review our important note about forward-looking statements presented at the beginning of this quarterly report.

This MD&A should be read in conjunction with our unaudited condensed consolidated interim financial statements for the three months ended June 30, 2023 and 2022 included elsewhere in this quarterly report. Our interim financial statements were prepared in accordance with U.S. GAAP.

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

The existing well understood efficacy and safety profiles of these marketed compounds provides the opportunity for us to utilize the Section 505(b)(2) regulatory pathway under the Federal Food, Drug and Cosmetic Act for the development of our reformulated versions of these drugs, and therefore may provide a potentially shorter path to regulatory approval. Under Section 505(b)(2), if sufficient support of a product’s safety and efficacy either through previous U.S. Food and Drug Administration ("FDA") experience or sufficiently within the existing and accepted scientific literature, can be established, it may eliminate the need to conduct some of the pre-clinical studies and clinical trials that new drug candidates might otherwise require.

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

We believe that rare disorders represent an attractive area for drug development, and there remains an opportunity for us to utilize already approved drugs that have established safety profiles and clinical experience to potentially address significant unmet medical needs. A key advantage of pursuing therapies for rare disorders is the potential to receive orphan drug designation (“ODD”) from the FDA. Our three drug candidates currently in clinical development have received ODD status, provided certain conditions are met at new drug application ("NDA") approval. ODD provides for seven years of marketing exclusivity in the United States post-launch, provided certain conditions are met, and the potential for faster regulatory review. ODD status can also result in tax credits of up to 50% of clinical development costs conducted in the United States upon marketing approval and a waiver of the NDA fees, which we estimate can translate into savings of approximately $3.2 million for our lead drug candidate, GTX-104. Developing drugs for rare diseases can often allow for clinical trials that are more manageably scaled and may require a smaller, more targeted commercial infrastructure.

The specific diseases targeted for drug development by us are well understood, although the patient populations suffering from such diseases may remain poorly served by available therapies or in some cases, approved therapies do not yet exist. We aim to effectively treat debilitating symptoms that result from these underlying diseases.

Our lead drug candidate:

•
GTX-104 is a clinical stage, novel, injectable formulation of nimodipine being developed for intravenous infusion (IV) in aneurysmal subarachnoid hemorrhage (aSAH) patients to address significant unmet medical needs. The unique nanoparticle technology of GTX-104 facilitates aqueous formulation of insoluble nimodipine for a standard peripheral IV infusion. GTX-104 provides a convenient IV delivery of nimodipine in the Intensive Care Unit eliminating the need for nasogastric tube administration in unconscious or dysphagic patients. Intravenous delivery of GTX-104 also has the potential to lower food effects, drug-to-drug interactions, and eliminate potential dosing errors. Further, GTX-104 has the potential to better manage hypotension in aSAH patients. GTX-104 has been administered in over 150 healthy volunteers and was well tolerated with significantly lower inter- and intra-subject pharmacokinetic variability compared to oral nimodipine. The pivotal PK bridging study was successfully completed in May 2022.

Other pipeline drug candidates:

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

In May 2023, we announced the strategic decision to prioritize development of GTX-104 with a goal to advance the product candidate to commercialization, while conserving resources as much as possible to complete development efficiently. We estimate that the deferral of GTX-102 and GTX-101 clinical development could be at least three years given the timeline to complete the development and potential commercial launch of GTX-104. Further development of GTX-102 and GTX-101 will occur at such time as we obtain additional funding or enter into strategic partnerships for license or sale with third parties.

The decision to defer further development of GTX-102 and GTX-101 triggered a comprehensive impairment review of our intangible assets as of March 31, 2023. Given the extended timeline, we increased the discount rates used to value the related assets in order to recognize additional risks related to prioritizing one asset over the others, financing the projects given limited available resources and the need to preserve cash to advance GTX-104 as far as possible, potential competitor advances that could arise over three years, and the general market depression affecting small cap development companies like us and the prohibitively high dilution and expense of available funding in the capital markets. Increasing the discount rates significantly reduced the discounted cash flow values for each of the programs deferred. Accordingly, in the quarter ended March 31, 2023 we booked impairment charges related to GTX-102 and GTX-101 of $22.7 million and $6.0 million respectively, together with further adjustments made to deferred taxes and goodwill directly related to those assets. The impairment charge overall amounted to $33.5 million. We continue to believe that GTX-102 and GTX-101 may eventually provide significant value when development resumes and, if approved, commercialized successfully.

Our management team possesses significant experience in drug formulation and drug delivery research and development, clinical and pharmaceutical development and manufacturing, regulatory affairs, and business development, as well as being well-versed in late-stage drug development and commercialization. Importantly, our team is comprised of industry professionals with deep expertise and knowledge, including a world-renowned practicing neurosurgeon-scientist and respected authority in aSAH, as well as product development, chemistry, manufacturing and controls (“CMC”), planning, implementation, management, and execution of global Phase 2 and Phase 3 trials for a drug candidate for aSAH.

GTX-104 Overview

Nimodipine was granted FDA approval in 1988, and is the only approved drug that has been clinically shown to improve neurological outcomes in aSAH patients. It is only available in the United States as a generic oral capsule and as a branded oral liquid solution called NYMALIZE™, which is manufactured and sold by Arbor Pharmaceuticals (acquired in September 2021 by Azurity Pharmaceuticals). Nimodipine has poor water solubility and high permeability characteristics as a result of its high lipophilicity. Additionally, orally administered nimodipine has dose-limiting side-effects such as hypotension, poor absorption and low bioavailability resulting from high first-pass metabolism, and a narrow administration window as food effects lower bioavailability significantly. Due to these issues, blood levels of orally administered nimodipine can be highly variable, making it difficult to manage blood pressure in aSAH patients. Nimodipine capsules are also difficult to administer, particularly to unconscious patients or those with impaired ability to swallow. Concomitant use with CYP3A inhibitors is contraindicated (NIMODIPINE Capsule PI).

NIMOTOP™ is an injectable form of nimodipine that is manufactured by Bayer Healthcare. It is approved in Europe and in other regulated markets (but not in the United States). It has limited utility for aSAH patients because of its high organic solvent content, namely 23.7% ethanol and 17% polyethylene glycol 400 (NIMOTOP SmPC).

•
GTX-104 is a clinical stage, novel formulation of nimodipine for IV infusion in aSAH patients. It uses surfactant micelles as the drug carrier to solubilize nimodipine. This unique nimodipine injectable formulation is composed of a nimodipine base, an effective amount of polysorbate 80, a non-ionic hydrophilic surfactant, and a pharmaceutically acceptable carrier for injection. GTX-104 is supplied as an aqueous concentrate that upon dilution with saline, dextrose or lactated ringer, is a ready-to-use infusion solution, which is stable and clear.

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
•
Eliminates food effects that impact the absorption of the oral form of nimodipine
•
Lower inter and intra-subject variability as compared to oral nimodipine

GTX-104 could provide a more convenient mode of administration as compared to generic nimodipine capsules or NYMALIZE™, GTX-104 is administered as and intravenous infusion compared to oral administration via a nasogastric tube in unconscious patients every four hours for both nimodipine capsules and NYMALIZE™. Therefore, GTX-104 could make a major contribution to patient care by potentially reducing the dosing associated nursing burden. More convenient continuous, and consistent dosing can also reduce the risk of medication errors. In addition, as depicted in the charts below, two PK studies have shown that GTX-104 has the potential to provide improved bioavailability and show reduced inter- and intra-subject variability compared to oral nimodipine, which is hypothesized to limit the risk of hypotension and to better achieve a desired therapeutic concentration. The variability was observed higher following the capsule administration as compared to IV infusion administration (nimodipine exposure variability at steady state observed 37.5% following oral capsule administration versus 15.5%, following GTX-104 IV infusion) Because of its IV formulation, we also expect GTX-104 to reduce certain drug-drug interactions and food effects.

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

About aneurysmal Subarachnoid Hemorrhage (aSAH)

aSAH is bleeding over the surface of the brain in the subarachnoid space between the brain and the skull, which contains blood vessels that supply the brain. A primary cause of such bleeding is rupture of an aneurysm. The result is a relatively uncommon type of stroke that accounts for about 5% of all strokes and has an incidence of six per 100,000 person years.

In contrast to more common types of stroke in elderly individuals, aSAH often occurs at a relatively young age, with approximately half the affected patients younger than 60 years old. Approximately 10% to 15% of aneurysmal SAH (“aSAH”) patients die before reaching the hospital, and those who survive the initial hours post hemorrhage are admitted or transferred to tertiary care centers with high risk of complications, including rebleeding and delayed cerebral ischemia (“DCI”). Systemic manifestations affecting cardiovascular, pulmonary, and renal function are common and often complicate management of DCI. Approximately 70% of aSAH patients experience death or a permanent dependence on family members, and half die within one month after the hemorrhage. Of those who survive the initial month, half remain permanently dependent on a caregiver to maintain daily living.

We estimate that approximately 50,000 individuals experience aSAH each year in the U.S. based on third-party market research, and that total addressable market for SAH is approximately $300 million in the U.S. There are an estimated 150,000 aSAH patients each year in China and approximately 55,000 patients in the European Union based on annual inpatient admissions and the average length-of-stay.

GTX-104 Recent Activities & Near Term Milestones: Conduct Phase 3 Safety Trial

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

Next Steps – Initiate Phase 3 Safety Trial for GTX-104

In April 2023, we received a Type C written meeting response and clarifying feedback from the FDA on our proposed Phase 3 safety trial for GTX-104. The FDA provided additional comments on our development plan that, pending submission of the final clinical protocol and FDA approval of same, will allow us to proceed with the initiation of a Phase 3 safety clinical trial in aSAH patients. On July 5, 2023, we announced the alignment with the U.S. Food and Drug Administration on our GTX-104 pivotal Phase 3 safety trial protocol.

The FDA concurred with the suitability of the 505(b)(2) regulatory pathway with the selected Reference Listed Drug NIMOTOP oral capsules (NDA 018869), and that our GTX-104-002 PK trial may have met the criteria for a scientific bridge.

Based on the proposed design of our Phase 3 trial, which we have titled STRIVE-ON (Safety, Tolerability, Randomized, IV and Oral Nimodipine), the clinical trial will be a prospective, open-label, randomized (1:1 ratio), parallel group trial of GTX-104 compared with oral nimodipine, in patients hospitalized for aSAH. Key trial design features include:

•
Approximately 100 patients will be enrolled at an estimated 25 hospitals in the U.S.
•
The primary endpoint is safety and will be measured as comparative adverse events, including hypotension, between the two groups.
•
GTX-104 will be administered as a continuous IV infusion of 0.15 mg/hour, and a 30-minute IV bolus of 4 mg every 4 hours. Oral nimodipine will be administered as 60 mg (two 30 mg capsules) every 4 hours.
•
Both groups will receive their assigned GTX-104 or oral nimodipine for up to 21 consecutive days and will be evaluated from commencement of patient treatment through a 90-day follow-up period.

We expect the first patient to be enrolled during the fourth quarter of calendar year of 2023. The trial is expected to take approximately 18 months to complete from the time the first patient is enrolled, and we expect this safety trial to be the final clinical step required to seek FDA approval under the 505(b)(2) regulatory pathway. Before submitting an NDA, we plan to hold a pre-NDA meeting with the FDA.

GTX-102 Overview

GTX-102 is a novel, concentrated oral-mucosal spray of betamethasone intended to improve neurological symptoms of A-T for which there are currently no FDA-approved therapies. GTX-102 is a stable, concentrated oral spray formulation comprised of the gluco-corticosteroid betamethasone that together with other excipients can be sprayed conveniently over the tongue of the A-T patient and is rapidly absorbed.

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

Children with A-T begin to experience balance and coordination problems when they begin to walk (toddler age), and ultimately become wheelchair-bound in their second decade of life. In pre-adolescence (between ages 5 and 8), patients experience oculomotor apraxia, dysarthria, and dysphagia. They also often develop compromised immune systems and are at increased risk of developing respiratory tract infections and cancer (typically lymphomas and leukemia).

A-T is diagnosed through a combination of clinical assessment (especially neurologic and oculomotor deficits), laboratory analysis, and genetic testing. There is no known treatment to slow disease progression, and treatments that are used are strictly aimed at controlling the symptoms (e.g., physical, occupational or speech therapy for neurologic issues), or conditions secondary to the disease (e.g., antibiotics for lung infections, chemotherapy for cancer, etc.). There are no FDA-approved therapeutic options currently available. Patients typically die by age 25 from complications of lung disease or cancer. According to a third-party report we commissioned, A-T affects approximately 4,300 patients per year in the United States and has a potential total addressable market of $150 million, based on the number of treatable patients in the United States.

GTX-102 - R&D and Clinical Trials to Date

We have licensed the data from the multicenter, double-blinded, randomized, placebo-controlled crossover trial from Azienda Ospedaliera Universitaria Senese, Siena, Italy, where Dr. Zannolli et. al. studied the effect of oral liquid solution of betamethasone to reduce ataxia symptoms in patients with A-T. This oral liquid solution is not marketed in the United States, and therefore is not available for clinical use; currently, betamethasone is only available in the United States as an injectable or as a topical cream. This license gives us the right to reference the trial’s data in our NDA filing. On November 12, 2015, we submitted the data from the Zannolli trial to the FDA’s Division of Neurology at a pre-Investigational New Drug (“IND”) meeting and received guidance from the agency on the regulatory requirements to seek approval.

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

Based on the Zannolli data, we believe that our GTX-102 concentrated oral spray has the potential to provide clinical benefits in decreasing A-T symptoms, including assessments of posture and gait disturbance and kinetic, speech and oculomotor functions. In addition, GTX-102 may ease drug administration for patients experiencing A-T given its application of 1-3x/day of 140µL of concentrated betamethasone liquid sprayed onto the tongue using a more convenient metered dose delivery system, as these A-T patients typically have difficulty swallowing.

GTX-102 PK Data to Date:

GTX-102 administered as a concentrated oral spray achieves similar blood levels at only 1/70th the volume of an oral solution of betamethasone. This more convenient mode of administration will be important for A-T patients who have difficulties swallowing large volumes of liquids.

We initiated a PK bridging trial of GTX-102 as compared to the oral liquid solution of betamethasone used in the Zannolli trial and against the injectable form of betamethasone that is approved in the U.S. in the third calendar quarter of 2022. The primary objectives of the PK bridging trial were to evaluate the bioavailability, pharmacokinetics and safety of GTX-102. On December 28, 2022, we reported that the topline results of this trial met all primary outcome measures.

Results showed that GTX-102 betamethasone blood concentrations were highly predictable and consistent based on AUC (the area under the concentration time curve up to 72 hours post-dose, extrapolated to infinity) and Cmax (the maximum concentration occurring between 0 hour to 72 hours after trial drug administration), indicating good linearity and dose-proportionality. GTX-102 betamethasone blood concentrations were within the same range of exposure as IM betamethasone, based on AUC. This IM formulation will serve as a bridge for GTX-102 in the context of the proposed 505(b)(2) regulatory pathway. GTX-102 betamethasone blood concentrations were also within the same range of exposure as Oral Solution (OS), based on AUC. This OS formulation was used by Zannolli and may serve as a clinical comparator for further clinical development. Furthermore, statistically there was no significant difference (p>0.05) between GTX-102 administered at a fast rate (each spray immediately following the preceding one) vs. a slow rate (1 spray/minute), as indicated by Cmax and AUC. We believe this result is important because being able to use the fast or the slow rate of administration may provide greater flexibility for patients and caregivers. The Cmax of GTX-102 was within the same range of exposure as the OS, but the Cmax for the IM formulation was lower than both GTX-102 and the OS, as well as what has been reported previously for the IM in industry publications. It is important to note that achieving bioequivalence with the IM was not an objective of this trial, nor was it expected. Finally, of the 48 healthy adult subjects, no serious adverse events (AE) were reported, and the most frequent drug-related adverse effect was mild headache (4 cases).

The further development of GTX-102 has been deprioritized in favor of our focus on development of GTX-104. Pending additional funding for GTX-102 or the signing of a strategic partnership, we will work with our clinical experts and the FDA to determine the best final dosing regimen for GTX-102 to incorporate into our Phase 3 trial design. Based on previous discussions with the FDA, we plan to conduct a confirmatory Phase 3 safety and efficacy trial in A-T patients, and plan to seek guidance from the FDA on the trial design at a Type B meeting if and when development of GTX-102 resumes. It is also possible that we may out-license or sell our GTX-102 drug candidate.

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

PHN is associated with significant loss of function and reduced quality of life, particularly in the elderly. It has a detrimental effect on all aspects of a patient's quality of life. The nature of PHN pain varies from mild to severe, constant, intermittent, or triggered by trivial stimuli. Approximately half of patients with PHN describe their pain as “horrible” or “excruciating,” ranging in duration from a few minutes to constant on a daily or almost daily basis. The pain can disrupt sleep, mood, work, and activities of daily living, adversely impacting the quality of life and leading to social withdrawal and depression. PHN is the number-one cause of intractable, debilitating pain in the elderly, and has been cited as the leading cause of suicide in chronic pain patients over the age of 70.

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

GTX-101 R&D History and Clinical Trials Completed to Date

To date, we have conducted four Phase I trials in healthy volunteers to assess the PK, safety and tolerability of GTX-101 and to determine the plasma levels of bupivacaine HCl administered as a single dose in various concentrations between 30 mg (three sprays) and 2100 mg (twenty sprays).

These trials confirmed that bupivacaine delivered as a topical spray (GTX-101) is well absorbed through the skin, as demonstrated in the graph below, while very little is absorbed systemically.

In all four trials, the administration of GTX-101 to healthy volunteers was safe and well tolerated. In addition, no evidence of skin irritation was observed at the application site following the spray administrations. The data below is from two separate trials of GTX-101 and the Lidoderm patch superimposed on each other.

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

The further development of GTX-101 has been deprioritized in favor of our focus on development of GTX-104. Pending additional funding for GTX-101 or the signing of a strategic partnership, we plan to follow this successful PK trial with a multiple ascending dose trial in 2023. Results from these non-clinical studies and clinical trials are required before the initiation of our Phase 2 program in PHN patients. It is also possible that we may out-license or sell our GTX-101 drug candidate.

Overall Commercialization Strategy

We have worldwide commercialization rights for all our pipeline drug candidates and plan to maximize the value of each asset. Currently, we have prioritized the development of GTX-104 and de-emphasized the development of GTX-102 and GTX-101. If we receive regulatory approval for GTX-104 in the US, we may look to out-license commercialization or consider self-commercialization including outsourcing sales to ensure efficient commercial management and maximize market penetration and financial returns. We may seek commercial partnerships to fully exploit the market potential of GTX-104 in territories outside the US. It is possible that we may out-license or sell GTX-102 and/or GTX-101 for the US and/or global markets.

Recent Developments

Announcement of compliance with the Nasdaq minimum bid price requirement

On July 24, 2023, we received written notice (the “Notification Letter”) from The Nasdaq Stock Market LLC notifying us that we had regained compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market. The Notification Letter was sent following the implementation of a 1-for-6 reverse split of our Class A common shares (the “Reverse Stock Split”), which became effective on July 10, 2023.

Announcement of alignment with U.S. Food and Drug Administration

On July 5, 2023, we announced the alignment with the U.S. Food and Drug Administration on our GTX-104 pivotal Phase 3 safety trial protocol.

Reverse stock split

On June 29, 2023, our Board of Directors approved an amendment to our Articles of Incorporation to implement the Reverse Stock Split. On July 4, 2023, we filed Articles of Amendment to our Articles of Incorporation with the Registraire des entreprises du Québec, to implement the Reverse Stock Split. All applicable references in this MD&A to number of common shares, warrants and options, price per share and weighted average number of shares outstanding prior to the Reverse Stock Split have been adjusted to reflect the Reverse Stock Split, which was made effective on July 10, 2023.

Announcement of successful submission of pivotal GTX-104 Phase 3 safety study protocol with FDA and implementation of strategic realignment plan

On May 8, 2023, we announced the successful submission to the FDA of GTX-104's full protocol of our pivotal Phase 3 safety trial and implementation of a strategic realignment plan to maximize shareholder value. The realignment follows a comprehensive strategic review by Prashant Kohli, our recently appointed Chief Executive Officer, and the Board of Directors.

Key strategies being implemented are:

•
Prioritizing resources to GTX-104. We submitted the full pivotal Phase 3 safety trial protocol for GTX-104 to the FDA with all supporting documentation. On July 5, 2023, we announced alignment with the FDA on our GTX-104 pivotal Phase 3 safety trial protocol. The first patient, first dose for the pivotal Phase 3 safety trial is expected in calendar Q4 2023.
•
Strategic transformation of our operating model to an agile biopharma reflecting our complete focus on GTX-104. In alignment with our new operating model, we brought on a highly experienced new management team with deep subject matter knowledge and direct, hands-on clinical trial experience in aSAH.
•
Significant extension of our cash runway expected to be sufficient to fund our operations through calendar Q2 2025, which we expect to facilitate the achievement of critical value inflection milestones, including a potential NDA filing for GTX-104.
•
Evaluation of strategic alternatives to maximize value of de-prioritized pipeline assets, GTX-102 and GTX-101.

In connection with the transformation of our operating model, we have appointed the following industry experts to our senior management team:

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

•
Amresh Kumar, PhD, as VP Program Management. Mr. Kumar is an experienced drug development, CMC, and program management expert. Mr. Kumar was the former product leader of GTX-104 while at Grace Therapeutics, Inc. ("Grace”) (which was acquired by us).

As a result of this strategic realignment, we are, over time, discontinuing our operations in Canada, and have proceeded to lay off substantially all our workforce, which is expected to allow our new management team to begin to rebuild a leaner organization in the United States.

Announcement of appointment of Prashant Kohli as CEO

On April 4, 2023, we announced the appointment of Prashant Kohli as our new Chief Executive Officer, succeeding Jan D'Alvise. The parties mutually agreed to part ways, and in connection with her resignation as Chief Executive Officer, Ms. D'Alvise stepped down from her position on the Board of Directors.

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

Our assets as of June 30, 2023, include cash and cash equivalents and short-term investments totaling $21.6 million and intangible assets and goodwill totaling $49.3 million. Our current liabilities total $2.0 million as at June 30, 2023 and are comprised primarily of amounts due to or accrued for creditors.

Comparative Financial Information for the Three months ended June 30, 2023 and 2022

	Three months ended
	June 30, 2023	June 30, 2022	Increase (Decrease)
	$	$	$
Net loss	(4,023)	(4,524)	(501)
Basic and diluted loss per share	(0.54)	(0.61)	0.07
Total assets	73,033	124,931	(51,898)
Working capital[1]	21,646	37,541	(15,895)
Total non-current liabilities	7,057	174	6,883
Total shareholders’ equity	64,010	104,403	(40,393)

1 Working capital is calculated by subtracting current liabilities from current assets. Because there is no standard method endorsed by U.S. GAAP requirements, the results may not be comparable to similar measurements presented by other public companies.

Results of Operations for the Three months ended June 30, 2023 and 2022

	Three months ended
	June 30, 2023	June 30, 2022	Increase (Decrease)
	$	$	$

Operating expenses
Research and development expenses, net of government assistance	1,095	2,590	(1,495)
General and administrative expenses	1,763	1,919	(156)
Sales and marketing expenses	111	221	(110)
Restructuring costs	1,485	—	1,485
Loss from operating activities	(4,454)	(4,730)	(276)

Foreign exchange gain (loss)	8	(78)	86
Change in fair value of warrant liabilities	—	10	(10)
Interest income and other expense	134	32	102
Income tax recovery	289	242	47

Net loss	(4,023)	(4,524)	(501)

Net Loss

The net loss of $4,023 or $0.54 per share for the three months ended June 30, 2023 decreased by $501 from the net loss of $4,524 or $0.61 per share for the three months ended June 30, 2022.

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
•
fees paid to contract service providers related to drug discovery efforts including chemistry and biology services; and
•
salaries and related expenses for research and development personnel, including expenses related to stock options.

We record research and development expenses as incurred.

Our research and development during the three months ended June 30, 2023, was focused primarily on our clinical development programs for our GTX-104 drug candidate. Research and development expenses during the three months ended June 30, 2022 were focused primarily on our clinical development programs GTX-104, GTX-102, and GTX-101 drug candidates, which were acquired in the Grace merger on August 27, 2021.

The following table summarizes our research and development expenses for the periods presented:

Research and development expenses
	Three months
	June 30, 2023	June 30, 2022	Increase (Decrease)
	$	$	$
Third-party contract research expenses:
Clinical development programs:
GTX-104	299	323	(24)
GTX-102	103	567	(464)
GTX-101	34	637	(603)
Other third-party contract research expenses	31	154	(123)
Professional fees	309	243	66
Other research and development costs	24	88	(64)
Government grants & tax credits	51	(190)	241
Total third-party research and development expenses [1]	851	1,822	(971)
Salaries and benefits	225	489	(264)
Research and development expense before stock-based compensation and depreciation	1,076	2,311	(1,235)
Stock-based compensation	2	158	(156)
Depreciation and write-off of equipment	17	121	(104)
Total	1,095	2,590	(1,495)

1 Total third-party research and development expenses are calculated before salaries and benefits, depreciation, write-off of equipment and stock-based compensation. Because there is no standard method endorsed by U.S. GAAP, the results may not be comparable to similar measurements presented by other public companies.

Total third-party research and development expenses before salaries and benefits, depreciation, write-off of equipment and stock-based compensation expenses for the three months ended June 30, 2023, totaled $851 compared to $1,822 for the three months ended June 30, 2022. This decrease of $971 related mostly to the restructuring to align our organizational and management cost structure to prioritize resources to GTX-104 and reduce losses and cash flow.

Third-party contract research expenses related to GTX-104 amounted to $299 for the three months ended June 30, 2023, as our PK bridging study wound down. Third party contract research expenses related to GTX-102 amounted to $103 for the three months ended June 30, 2023, and are mostly related to the initiation of the PK bridging study and for clinical trial materials. Third party contract research expenses related to GTX-101 amounted to $34 for the three months ended June 30, 2023 were mostly related to the planning and initiation of the Phase 1 single dose study. We expect third-party contract research expenses related to GTX-102 and GTX-101 to continue to decrease as we shift our development priority to GTX-104. Other third-party contract research expenses of $31 for the three months ended June 30, 2023 decreased by $123, from $154, for the three months ended June 30, 2022, related to other third-party contract research expenses for non-clinical outside services.

Professional fees of $309 for the three months ended June 30, 2023, increased by $66 from $243 for the three months ended June 30, 2022, which was related to increased specialized clinical and regulatory consultants supporting our clinical program for GTX-104.

For the three months ended June 30, 2023, total third-party research and development expenses were increased by $51 respectively, related to government credit eligible research activities related to our clinical programs for GTX-104, GTX-102 and GTX-101.

Salaries and benefits of $225 for the three months ended June 30, 2023, decreased by $264 compared to $489 for the three months ended June 30, 2022. The decrease relates to a reduction in research and development headcount due to the restructuring as we prioritize resources to GTX-104.

General and administrative expenses

General and administrative expenses consist primarily of salaries and related benefits, including share-based compensation, related to our executive, finance, legal, and support functions, including professional fees for auditing, tax, consulting, rent and utilities and insurance.

General and administrative expenses
	Three months ended
	June 30, 2023	June 30, 2022	Increase (Decrease)
	$	$	$
Salaries and benefits	342	532	(190)
Professional fees	945	603	342
Other	413	456	(43)
General and administrative expense before stock-based compensation and depreciation [1]	1,700	1,591	109
Stock-based compensation	60	282	(222)
Depreciation	3	46	(43)
Total	1,763	1,919	(156)

1 General and administrative sub-total expenses are calculated before stock-based compensation and depreciation. Because there is no standard method endorsed by U.S. GAAP, the results may not be comparable to similar measurements presented by other public companies.

General and administrative expenses totaled $1,700 before stock-based compensation and depreciation expense for the three months ended June 30, 2023, an increase of $109 from $1,591 for the three months ended June 30, 2022. The increase was primarily a result of increase legal, tax, accounting and other professional fees. Stock-based compensation of $60 for the three months ended June 30, 2023, decreased by $222 compared to $282 for the three months ended June 30, 2022. The decrease relates to a reduction in general and administrative headcount due to our restructuring and reorganization of our management structure.

Sales and marketing expenses

Sales and marketing expenses consist primarily of salaries and benefits, including share-based compensation, related to our commercial functions.

Sales and marketing expenses
	Three months ended
	June 30, 2023	June 30, 2022	Increase (Decrease)
	$	$	$
Salaries and benefits	15	182	(167)
Professional fees	20	5	15
Other	60	10	50
Sales and Marketing expenses before stock-based compensation[1]	95	197	(102)
Stock-based compensation	16	24	(8)
Total	111	221	(110)

1 Sales and marketing sub-total expenses are calculated before stock-based compensation. Because there is no standard method endorsed by U.S. GAAP, the results may not be comparable to similar measurements presented by other public companies.

Sales and marketing expenses before stock-based compensation expense totaled $95 for the three months ended June 30, 2023 compared to $197 for the three months ended June 30, 2022. The decrease of $102, was mostly due to the reduction of headcount due to our restructuring and reorganization of our management structure.

Aggregate stock-based compensation expense decreased by $8 to $16 for the three months ended June 30, 2023 as compared to $24 for the three months ended June 30, 2022. This decrease was due to the reduction of headcount due to our restructuring and reorganization of our management structure.

Restructuring Costs

On May 8, 2023, we announced our decision to terminate a substantial amount of our workforce as part of a plan that intended to align our organizational and management cost structure to prioritize resources to GTX-104 and reduce losses to improve cash flow and extend available cash resources. We incurred $1,485 of cost primarily consisting of employee severance costs.

Interest income and other expense

Interest income was $134 and $32 for the three months ended June 30, 2023 and 2022, respectively, which related to interest earned on our cash, cash equivalents, and short-term investment balances. The increase in our interest income was due to higher interest rates earned on average balances of cash, cash equivalents and short-term investments.

Liquidity and Capital Resources

Share capital structure

Our authorized share capital consists of an unlimited number of Class A, Class B, Class C, Class D and Class E common shares, without par value. Issued and outstanding fully paid shares, stock options, and warrants, were as follows for the periods indicated (after giving effect to the Reverse Stock Split, which became effective on July 10, 2023):

	June 30, 2023	March 31, 2023
	Number outstanding	Number outstanding
Class A common shares, voting, participating and without par value	7,435,533	7,435,533
Stock options granted and outstanding	473,178	740,957
May 2018 Canadian public offering of warrants exercisable at CAD$62.88 until May 9, 2023	—	137,370
December 2017 U.S. public offering of warrants exercisable at US$60.48 expired December 19, 2022	—	—
December 2017 U.S. public offering broker warrants exercisable at US$60.60 expired December 27, 2022	—	—

Total fully diluted shares	7,908,711	8,313,860

Cash flows and financial condition for the three months ended June 30, 2023 and 2022

Summary

We do not expect to generate revenue from product sales unless and until we successfully complete drug development and obtain regulatory approval, which we expect will take several years and is subject to significant uncertainty. To date, we have financed our operations primarily through public offerings and private placements of our common shares, warrants and convertible debt and with the proceeds from research tax credits. Until such time that we can generate significant revenue from drug product sales, if ever, we will require additional financing, which we expect to be sourced from a combination of public or private equity offerings or debt financings or other non-dilutive sources, which may include fees, milestone payments and royalties from collaborations with third parties.

As of June 30, 2023, cash and cash equivalents totaled $21,633, a decrease of $6,242 compared to cash and cash equivalents totaling $27,875 at March 31, 2023 primarily due to ongoing research and development activities, and funding the restructuring expense.

Net cash used in operating activities

Net cash used in operating activities for the three months ended June 30, 2023 was $6,240, compared to $5,426 for the three months ended June 30, 2022, an increase of $814. Cash used in operating activities during the three months ended June 30, 2023 primarily related to our net loss of $4,023, adjusted for non-cash items such as stock-based compensation of $78, income tax recovery of $289 and changes in our operating assets and liabilities of $2,026. Cash used in operating activities during the three months ended June 30, 2022 primarily related to our net loss of $4,524, adjusted for non-cash items such as change in depreciation of $167, stock-based compensation of $464, income tax recovery $242, and changes in our operating assets and liabilities of $1,271.

Net cash used in investing activities

For the three months ended June 30, 2023, we had no investing activities compared to cash generated from investing activities of $13,258 for the three months ended June 30, 2022. Cash generated was a function of an increase in proceeds from maturity of short-term investments.

Net cash used in financing activities

Net cash provided by financing activities for the three months ended June 30, 2023, totaled nil compared to cash generated of $195 during the three months ended June 30, 2022 due to proceeds from the sale of common shares under our ATM program. The decrease in net cash provided by financing activities was primarily due to our reduced utilization of our ATM program.

At-the-Market (“ATM”) program

On June 29, 2020, we entered into an amended and restated sales agreement (the “Sales Agreement”) with B. Riley, Oppenheimer & Co. Inc. and H.C. Wainwright & Co., LLC (collectively, the “Agents”). Under the terms of the Sales Agreement, which had a three-year term, we could issue and sell from time-to-time common shares having an aggregate offering price of up to $75,000,000 through the Agents. Subject to the terms and conditions of the Sales Agreement, the Agents would use their commercially reasonable efforts to sell the common shares from time to time, based upon our instructions. We had no obligation to sell any of the common shares and could, at any time, suspend sales under the Sales Agreement. We and the Agents could terminate the Sales Agreement in accordance with its terms. Under the terms of the Sales Agreement, we provided the Agents with customary indemnification rights and the Agents were entitled to compensation at a commission rate equal to 3.0% of the gross proceeds from each sale of the common shares. The Sales Agreement expired pursuant to its terms on June 29, 2023. We intend to examine our financing strategies on a go-forward basis and may consider entering into a new ATM program in the future.

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

During the three months ended June 30, 2023, there were no common shares sold under the ATM program. During the three months ended June 30, 2022, 34,335 common shares were sold for total net proceeds of approximately $195 with commissions, legal expenses and costs related to the share sale amounting to $6. The common shares were sold at the prevailing market prices, which resulted in an average price of approximately $5.82 per share.

The Sales Agreement expired June 29, 2023 and the Corporation plans to revisit the renewal of a facility in the coming months.

Financial position

The following table details the significant changes to our consolidated balance sheets as of June 30, 2023, compared to the prior fiscal year end at March 31, 2023:

Accounts	Increase (Decrease) $	Comments
Cash and cash equivalents	(6,242)	See cash flow statement
Receivables	35	Timing of reimbursement of sales taxes
Prepaid expenses	529	Renewal of insurance contract and other prepaid expenses (advances to US vendors)
Right of use asset	(392)	Adjustment to the net present value of lease contract for Sherbrooke due to lease modification
Equipment	(20)	Depreciation of equipment and write off of equipment from restructuring
Trade and other payables	(1,450)	Timing of payments net of accruals
Lease liability	(405)	Adjustment to the net present value of lease contract for Sherbrooke due to lease modification
Deferred tax liability	(290)	Related to recovery expense

See the consolidated statements of shareholders' equity in our financial statements for details of changes to our equity accounts during the three months ended June 30, 2023 and 2022.

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

Intangible assets of $69,810 relate to the value of in-process research and development (“IPR&D”), related to Grace’s therapeutic pipeline, consisting of three unique clinical stage programs/assets supported by intellectual property, the value of which has been attributed as follows:

	$	$	$	$
	GTX-104	GTX-102	GTX-101	Total
Intangible assets – in-process research and development
Balance, April 1, 2022	27,595	31,908	10,307	69,810
Impairment	—	(22,712)	(5,970)	(28,682)
Balance, March 31, 2023	27,595	9,196	4,337	41,128

	$	$	$	$
	GTX-104	GTX-102	GTX-101	Total
Intangible assets – in-process research and development
Balance, April 1, 2023	27,595	9,196	4,337	41,128
Impairment	—	—	—	—
Balance, June 30, 2023	27,595	9,196	4,337	41,128

In April 2023, we announced the strategic decision to prioritize development of GTX-104 with a goal to advance to commercialization, while conserving resources as much as possible to complete development efficiently. We estimate that the deferral of the GTX-102 and GTX-101 clinical programs could be at least three years given the timeline to complete the development and potential commercial launch of GTX-104. Further development of GTX-102 and GTX-101 will occur at such time as we obtain additional funding or enter into strategic partnerships for license or sale with third parties. The decision to defer further development triggered a comprehensive impairment review of our intangible assets in March 2023. Given the extended timeline, we increased the discount rates used to value the assets in order to recognize additional risks related to prioritizing one asset over the others, financing the projects given limited available resources and the need to preserve cash to advance GTX-104 as far as possible, potential competitor advances that could arise over three years, and the general market depression affecting small cap development companies like us and the prohibitively high dilution and expense of available funding in the capital markets. Increasing the discount rates significantly reduced the discounted cash flow values for each of the programs deferred. Accordingly, an impairment of intangible assets of $28,682 resulted in the year ended March 31, 2023. In addition, an impairment of $4,826 of goodwill resulted in the year ended March 31, 2023. We determined there was no triggering event in the for the three months ended June 30, 2023 that would have required us to perform a quantitative impairment test.

Contractual Obligations and Commitments

Our contractual obligations and commitments include trade payables, operating lease obligations, CMO and CRO agreements, and the RKO supply agreement, as described below.

Research and development contracts and contract research organizations agreements:

We utilize CMOs, for the development and production of clinical materials and CROs to perform services related to our clinical trials. Pursuant to the agreements with CMOs and CROs, we have either the right to terminate the agreements without penalties or under certain penalty conditions.

Raw krill oil supply contract

On October 25, 2019, we signed a supply agreement with Aker Biomarine Antarctic. (“Aker”) to purchase raw krill oil product for a committed volume of commercial starting material for CaPre, one of our former drug candidates, for a total fixed value of $3.1 million. As of June 30, 2023, the remaining balance of the commitment with Aker amounts to $2.8 million. During the second calendar quarter of 2022, Aker informed us that Aker believed it had satisfied the terms of the supply agreement as to their obligation to deliver the remaining balance of raw krill oil product, and that we were therefore required to accept the remaining product commitment and to pay Aker the $2.8 million balance. We disagree with Aker’s position and believe that Aker is not entitled to further payment under the supply agreement. Accordingly, no liability has been recorded. The dispute was unresolved as of June 30, 2023 and remains unresolved. There is uncertainty as to whether we will be required to make further payment to Aker in connection with the dispute. Additionally, in the event we are required to accept delivery from Aker of the remaining balance of raw krill oil product under the supply agreement, there is uncertainty as to whether we can recover value from the product, which may result in us incurring a loss on the supply agreement in the near term.

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

Estimates and assumptions include the measurement of stock-based compensation, accruals for research and development contracts and contract organizations agreements, and valuation of intangibles and goodwill. Estimates and assumptions are also involved in measuring the accrual of services rendered with respect to research and development expenditures at each reporting date, and determining which research and development expenses qualify for research and development tax credits and in what amounts. We recognize tax credits once it has reasonable assurance that they will be realized.

Critical Accounting Policies

During the three months ended June 30, 2023, there were no material changes to our critical accounting policies from those described in our Annual Report for the year ended March 31, 2023.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures within the meaning of Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon this evaluation, our management has concluded that, as of June 30, 2023, our existing disclosure controls and procedures were effective. It should be noted that while our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures provide a reasonable level of assurance that they are effective, they do not expect the disclosure controls and procedures to be capable of preventing all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met.

Changes in Internal Control over Financial Reporting

No changes were made to our internal controls over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 4.1 from Form S-8 (File No. 333-191383) filed with the Commission on September 25, 2013)

3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 from Form 8-K (file No. 001-35776) filed with the Commission on August 27, 2021)

3.3

Articles of Amendment of Acasti Pharma Inc., filed with the Registraire des entreprises du Québec on July 4, 2023 (English translation) (incorporated by reference to Exhibit 3.1 from Form 8-K (File No. 001-35776) filed with the Commission on July 7, 2023)

3.4*	Amended and Restated General By-Law

3.5	Advance Notice bylaw No. 2013-1 (incorporated by reference to Exhibit 4.3 from Form S-8 (File No. 333-191383) filed with the Commission on September 25, 2013)

10.1*	Form of Stock Option Agreement for Employees under the Acasti Pharma Inc. Stock Option Plan

10.2*	Form of Stock Option Agreement for Non-Employee Directors under the Acasti Pharma Stock Option Plan

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 11, 2023

ACASTI PHARMA INC.

By:	/s/ Prashant Kohl
Name: Prashant Kohl
Title: Chief Executive Officer (Principal Executive Officer)

By:	/s/ Brian Ford
Name: Brian Ford
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)