Form 10-Q
period 2023-09-30
Acasti Pharma Inc.
filed 2023-11-13
CIK 1444192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________

FORM 10-Q

______________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

The number of outstanding common shares of the registrant, no par value per share, as of November 9, 2023, was 9,399,404.

ACASTI PHARMA INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended September 30, 2023

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains information that may be forward-looking statements within the meaning of Canadian securities laws and forward-looking statements within the meaning of U.S. federal securities laws, both of which we refer to in this quarterly report as forward-looking statements. Forward- looking statements can be identified by the use of terms such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “intend”, “estimate”, “predict”, “potential”, “continue” or other similar expressions concerning matters that are not statements about the present or historical facts.

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

All of the forward-looking statements in this quarterly report are qualified by this cautionary statement. There can be no guarantee that the results or developments that we anticipate will be realized or, even if substantially realized, that they will have the consequences or effects on our business, financial condition, or results of operations that we anticipate. As a result, you should not place undue reliance on these forward-looking statements. Except as required by applicable law, we do not undertake to update or amend any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements are made as of the date of this quarterly report.

We express all amounts in this quarterly report in U.S. dollars, except where otherwise indicated. References to “$” and “U.S.$” are to U.S. dollars and references to “C$” or “CAD$” are to Canadian dollars.

Except as otherwise indicated, references in this quarterly report to “Acasti,” “the Corporation,” “we,” “us” and “our” refer to Acasti Pharma Inc. and its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1: Financial Information

Unaudited Condensed Consolidated Interim Financial Statements

Condensed Consolidated Interim Balance Sheets	5

Condensed Consolidated Interim Statements of Loss and Comprehensive Loss	6

Condensed Consolidated Interim Statements of Shareholders’ Equity	7

Condensed Consolidated Interim Statements of Cash Flows	8

Notes to the Condensed Consolidated Interim Financial Statements	9

ACASTI PHARMA INC.

Condensed Consolidated Interim Balance Sheet

(Unaudited)

		September 30, 2023	March 31, 2023
(Expressed in thousands of U.S. dollars except share data)	Notes	$	$
Assets

Current assets:
Cash and cash equivalents		26,991	27,875
Short-term investments	5	15	15
Receivables	4	837	802
Prepaid expenses		1,044	598
Total current assets		28,887	29,290

Operating lease right of use asset		47	463
Equipment		10	104
Intangible assets		41,128	41,128
Goodwill		8,138	8,138
Total assets		78,210	79,123

Liabilities and Shareholders’ equity
Current liabilities:
Trade and other payables	6	1,351	3,336
Operating lease liability	7	46	75
Total current liabilities		1,397	3,411

Derivative warrant liabilities	8(b)	3,457	—
Operating lease liability		—	410
Deferred tax liability		6,611	7,347
Total liabilities		11,465	11,168

Shareholders’ equity:
Class A common shares, no par value per share; unlimited shares authorized as of September 30, 2023 and March 31, 2023; 9,399,404 and 7,435,533 shares issued and outstanding as of September 30, 2023 and March 31, 2023	8(a)	261,038	258,294
Class B common shares, no par value per share; unlimited shares authorized as of September 30, 2023 and March 31, 2023; 0 shares issued and outstanding as of September 30, 2023 and March 31, 2023		—	—
Class C common shares, no par value per share; unlimited shares authorized as of September 30, 2023 and March 31, 2023; 0 shares issued and outstanding as of September 30, 2023 and March 31, 2023		—	—
Class D common shares, no par value per share; unlimited shares authorized as of September 30, 2023 and March 31, 2023; 0 shares issued and outstanding as of September 30, 2023 and March 31, 2023		—	—
Class E common shares, no par value per share; unlimited shares authorized as of September 30, 2023 and March 31, 2023; 0 shares issued and outstanding as of September 30, 2023 and March 31, 2023		—	—
Additional paid-in capital		17,307	13,965
Accumulated other comprehensive loss		(6,038)	(6,038)
Accumulated deficit		(205,562)	(198,266)
Total shareholders' equity		66,745	67,955

Commitments and contingencies	13
Total liabilities and shareholders’ equity		78,210	79,123

See accompanying notes to unaudited interim financial statements.

ACASTI PHARMA INC.

Condensed Consolidated Interim Statements of Loss and Comprehensive Loss

(Unaudited)

		Three months ended		Six months ended
		September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
(Expressed in thousands of U.S dollars, except share and per share data)	Notes	$	$	$	$

Operating expenses
Research and development expenses, net of government assistance		(460)	(3,292)	(1,555)	(5,882)
General and administrative expenses		(1,589)	(1,680)	(3,352)	(3,599)
Sales and marketing		(43)	(136)	(154)	(357)
Restructuring cost	14	—	—	(1,485)	—
Loss from operating activities		(2,092)	(5,108)	(6,546)	(9,838)

Foreign exchange gain (loss)		(13)	(12)	(5)	(90)
Change in fair value of warrant liabilities	8(b)	(1,826)	—	(1,826)	10
Interest income and other expense		212	36	346	68
Total other income (expense), net		(1,627)	24	(1,485)	(12)
Loss before income tax recovery		(3,719)	(5,084)	(8,031)	(9,850)

Income tax recovery		446	155	735	397

Net loss and total comprehensive loss		(3,273)	(4,929)	(7,296)	(9,453)

Basic and diluted loss per share	10	(0.43)	(0.66)	(0.97)	(1.28)

Weighted average number of shares outstanding		7,552,677	7,425,166	7,494,425	7,406,689

See accompanying notes to unaudited interim financial statements

ACASTI PARMA INC.

Condensed Consolidated Interim Statements of Shareholders' Equity

(Unaudited)

		Common Shares
(Expressed in thousands of U.S. dollars except share data)	Notes	Number	Dollar	Additional paid-in capital	Accumulated other comprehensive loss	Deficit	Total
			$	$	$	$	$
Balance, March 31, 2023		7,435,533	258,294	13,965	(6,038)	(198,266)	67,955
Net loss and total comprehensive loss for the period		—	—	—	—	(4,023)	(4,023)
Stock-based compensation	9	—	—	78	—	—	78
Balance at June 30, 2023		7,435,533	258,294	14,043	(6,038)	(202,289)	64,010

Issuance of common shares and pre-funded warrants through private placement, net of offering costs	8(a)	1,951,371	2,744	2,963	—	—	5,707
Issuance of common shares upon the exercise of stock options		12,500	—	21	—	—	21
Net loss and total comprehensive loss for the period		—	—	—	—	(3,273)	(3,273)
Stock-based compensation	9	—	—	280	—	—	280
Balance at September 30, 2023		9,399,404	261,038	17,307	(6,038)	(205,562)	66,745

		Common Shares
(Expressed in thousands of US dollars except for share data)	Notes	Number	Dollar	Additional paid-in capital	Accumulated other comprehensive loss	Deficit	Total
			$	$	$	$	$
Balance, March 31, 2022		7,381,425	257,990	12,154	(6,037)	(155,837)	108,270
Net loss and total comprehensive loss for the period		—	—	—	—	(4,524)	(4,524)
Cumulative translation adjustment		—	—	—	(2)	—	(2)
Stock-based compensation	9	—	—	464	—	—	464
Net proceeds from shares issued under the at-the-market (ATM) program		34,335	195	—	—	—	195
Balance at June 30, 2022		7,415,760	258,185	12,618	(6,039)	(160,361)	104,403

Net loss and total comprehensive loss for the period		—	—	—	—	(4,929)	(4,929)
Cumulative translation adjustment		—	—	—	(1)	—	(1)
Net proceeds from shares issued under the at-the-market (ATM) program		19,773	109				109
Stock-based compensation	9	—	—	582	—	—	582
Balance at September 30, 2022		7,435,533	258,294	13,200	(6,040)	(165,290)	100,164

ACASTI PHARMA INC.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

		Six months ended
		September 30, 2023	September 30, 2022
(Expressed in thousands of U.S. dollars)	Notes	$	$
Cash flows used in operating activities:
Net loss for the period		(7,296)	(9,453)
Adjustments:
Depreciation of equipment		9	106
Gain on sale of equipment		(58)	—
Stock-based compensation	9	358	1,046
Change in fair value of warrant liabilities		1,826	(10)
Income tax recovery		(735)	(397)
Unrealized foreign exchange (gain) loss		—	(51)
Write-off of equipment		32	31
Changes in operating assets and liabilities	11	(2,489)	(137)
Net cash used in operating activities		(8,353)	(8,865)

Cash flows from investing activities:
Acquisition of equipment		—	(9)
Proceeds from sale of equipment		110	—
Acquisition of short-term investments		—	(14)
Maturity of short-term investment		—	13,185
Net cash from investing activities		110	13,162

Cash flows from financing activities:
Net proceeds from issuance of common shares and warrants from private placement	(8a)	7,338	—
Proceeds from issuance of common shares from exercise of stock options		21
Net proceeds from shares issuance under the at-the-market (ATM) program	(8a)	—	304
Net cash from financing activities		7,359	304

Effect of exchange rate fluctuations on cash and cash equivalents		—	(14)

Net (decrease) increase in cash and cash equivalents		(884)	4,587

Cash and cash equivalents, beginning of period		27,875	30,339
Cash and cash equivalents, end of period		26,991	34,926

Cash and cash equivalents are comprised of:
Cash		10,596	34,926
Cash equivalents		16,395	—

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

In May 2023, the Corporation implemented a strategic realignment plan to enhance shareholder value that resulted in the Corporation engaging a new management team, streamlining its research and development activities to concentrate on its lead product, GTX-104, and greatly reducing its workforce. Moving forward, the Corporation plans to build a smaller, more focused organization in the United States. Further development of GTX-102 and GTX-101 will occur at such time as additional funding is obtained or strategic partnerships are entered into.

On September 24, 2023, the Corporation entered into a securities purchase agreement with certain institutional and accredited investors. Gross proceeds to the Corporation from this private placement were approximately $7,500, before deducting fees and expenses. The Corporation issued and sold an aggregate of 1,951,371 common shares, no par value per share, pre-funded warrants to purchase up to an aggregate of 2,106,853 common shares, each at a purchase price of $1.8481 per common share and accompanying common warrants to purchase up to an aggregate of 2,536,391 common shares. The Corporation currently intends to use the net proceeds from the private placement for clinical trial expenses to further the Phase 3 clinical trial for GTX-104, pre-commercial planning, working capital and other general corporate purposes. The Corporation believes its cash runway, including net proceeds from this financing, will be sufficient to fund the Corporation’s operations into the second calendar quarter of 2026.

The Corporation will require additional capital to fund its daily operating needs beyond that time. The Corporation does not expect to generate revenue from product sales unless and until it successfully completes drug development and obtains regulatory approval, which the Corporation expects will take several years and is subject to significant uncertainty. To date, the Corporation has financed its operations primarily through public offerings and private placements of its common shares, warrants and convertible debt and the proceeds from research tax credits. Until such time that the Corporation can generate significant revenue from drug product sales, if ever, it will require additional financing, which is expected to be sourced from a combination of public or private equity or debt financing or other non-dilutive sources, which may include fees, milestone payments and royalties from collaborations with third parties. Arrangements with collaborators or others may require the Corporation to relinquish certain rights related to its technologies or drug product candidates. Adequate additional financing may not be available to the Corporation on acceptable terms, or at all. The Corporation’s inability to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue its business strategy. The Corporation plans to raise additional capital in order to maintain adequate liquidity. Negative results from studies or trials, if any, and depressed prices of the Corporation’s stock could impact the Corporation’s ability to raise additional financing. Raising additional equity capital is subject to market conditions not within the Corporation’s control. If the Corporation is unable to raise additional funds, the Corporation may not be able to realize its assets and discharge its liabilities in the normal course of business.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended March 31, 2023, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Corporation’s consolidated financial position as of September 30, 2023, the consolidated results of its operations for the three and six months ended September 30, 2023 and 2022, its statements of shareholders’ equity for the three and six months ended September 30, 2023 and 2022 and its consolidated cash flows for the six months ended September 30, 2023 and 2022.

These unaudited condensed consolidated financial statements should be read in conjunction with the Corporation’s audited consolidated financial statements and the accompanying notes for the year ended March 31, 2023 included in the Corporation’s Annual Report. The condensed consolidated balance sheet data as of March 31, 2023 presented for comparative purposes was derived from the Corporation’s audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. The results for the three and six months ended September 30, 2023 are not necessarily indicative of the operating results to be expected for the full year or for any other subsequent interim period.

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

Estimates and assumptions include the measurement of stock-based compensation, derivative warrant liabilities, accruals for research and development contracts and contract organization agreements, and valuation of intangibles and goodwill. Estimates and assumptions are also involved in determining which research and development expenses qualify for research and development tax credits and in what amounts. The Corporation recognizes the tax credits once it has reasonable assurance that they will be realized.

Recent accounting pronouncements

The Corporation has considered recent accounting pronouncements and concluded that they are either not applicable to the Corporation's business or that the effect is not expected to be material to the consolidated financial statements as a result of future adoption.

3. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 are as follows:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	$	$	$	$
Assets
Guaranteed investment certificates and term deposits classified as cash equivalents	16,395	16,395	—	—
Total assets	16,395	16,395	—	—
Liabilities
Derivative warrant liabilities	3,457	—	—	3,457
Total liabilities	3,457	—	—	3,457

There were no changes in valuation techniques or transfers between Levels 1, 2 or 3 during the six months ended September 30, 2023. The Corporation’s derivative warrant liabilities are measured at fair value on a recurring basis using unobservable inputs that are classified as Level 3 inputs. Refer to Note 8(b) for the valuation techniques and assumptions used in estimating the fair value of the derivative warrant liabilities.

4. Receivables

	September 30, 2023	March 31, 2023
	$	$
Sales tax receivables	360	338
Government assistance	356	412
Interest receivable	94	52
Other receivables	27	-
Total receivables	837	802

Government assistance is comprised of research and development investment tax credits from the Québec provincial government, which relate to quantifiable research and development expenditures under the applicable tax laws. The amounts recorded as receivables are subject to a government tax audit and the final amounts received may differ from those recorded. For the six months ended September 30, 2022, the Corporation recorded $81 as a reduction of research and development expenses in the Statement of Loss and Comprehensive Loss.

5. Short-term investments

The Corporation holds various marketable securities, with maturities greater than 3 months at the time of purchase, as follows:

	September 30, 2023	March 31, 2023
	$	$
Term deposits issued in CAD currency earning interest at 3% and maturing on March 29, 2024	15	15
Total short-term investments	15	15

6. Trade and other payables

	September 30, 2023	March 31, 2023
	$	$
Trade payables	685	1,242
Accrued liabilities and other payables	460	946
Employee salaries and benefits payable	206	1,148
Total trade and other payables	1,351	3,336

7. Leases

The Corporation has historically entered into lease arrangements for its research and development and quality control laboratory facility located in Sherbrooke, Québec. As of September 30, 2023, the Corporation had one operating lease with required future minimum payments.

On March 14, 2022, the Corporation renewed the lease agreement effective April 1, 2022, resulting in a commitment of $556 over a 24 months base lease term and 48 months additional lease renewal term. In April 2023, the Corporation elected not to renew the additional 48 months lease renewal term with the lease expected to terminate March 31, 2024. The Corporation accounted for the change in lease term as a lease modification under ASC 842. Due to the modification in lease term, the Corporation remeasured the lease liability and right-of-use asset associated with the lease. As of the effective date of modification, the Corporation recorded an adjustment to the right-of-use asset and lease liability in the amount of $369 based on the net present value of lease payments discounted using an estimated incremental borrowing rate of 4.3%.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Corporation’s operating lease for the six-month period ended September 30, 2023:

Operating cash flows for operating lease	$47
Weighted-average remaining lease term (in years)	0.50
Weighted-average discount rate	4.3%

As the Corporation's lease does not provide an implicit rate, the Corporation utilized its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Corporation could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.

Future minimum lease payments under the Corporation’s operating lease as of September 30, 2023 were as follows:

September 30, 2023
$
2024	47
2025 and thereafter	-
Total lease payments	47
Less: interest	(1)
Total lease liability	46

On July 19, 2023, the Corporation entered into a new short term lease for its headquarters located at 2572 boul. Daniel-Johnson, 2nd Floor Laval, Québec, Canada H7T 2R3. On July 24, 2023, the Corporation terminated the lease for its office located at 3009 boul. de la Concorde East, Suite 102, Laval, Québec, Canada H7E 2B5.

8. Capital and other components of equity

a. Common Shares

Authorized capital stock

Unlimited number of shares

•
Class A shares ("Common Shares"), voting (one vote per share), participating and without par value. As of September 30, 2023, there were 9,399,404 Class A shares issued and outstanding.
•
Class B shares, voting (ten votes per share), non-participating, without par value and maximum annual non-cumulative dividend of 5% on the amount paid per share. Class B shares are convertible, at the holder’s discretion, into Common Shares, on a one-for-one basis, and Class B shares are redeemable at the holder’s discretion for CAD $4.80 per share, subject to certain conditions. As of September 30, 2023, there were no Class B shares issued and outstanding.
•
Class C shares, non-voting, non-participating, without par value and maximum annual non-cumulative dividend of 5% on the amount paid per share. Class C shares are convertible, at the holder’s discretion, into Common Shares, on a one-for-one basis, and Class C shares are redeemable at the holder’s discretion for CAD $1.20 per share, subject to certain conditions. As of September 30, 2023, there were no Class C shares issued and outstanding.
•
Class D and E shares, non-voting, non-participating, without par value and maximum monthly non-cumulative dividend between 0.5% and 2% on the amount paid per share. Class D and E shares are convertible, at the holder’s discretion, into Common Shares, on a one-for-one basis, and Class D and E shares are redeemable at the holder’s discretion, subject to certain conditions. As of September 30, 2023, there were no Class D or E shares issued and outstanding.

Private Placement

On September 24, 2023, the Corporation entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional and accredited investors in connection with a private placement of the Corporation's securities (the “Offering”). Pursuant to the Purchase Agreement, the Corporation agreed to offer and sell in the Offering 1,951,371 Common Shares, at a purchase price of $1.848 per Common Share and pre-funded warrants (the “Pre-funded Warrants”) to purchase up to 2,106,853 Common Shares (the “Pre-funded Warrant Shares”) at a purchase price equal to the purchase price per Common Share less $0.0001. Each Pre-funded Warrant is exercisable for one Pre-funded Warrant Share at an exercise price of $0.0001 per Pre-funded Warrant Share, is immediately exercisable and will expire once exercised in full. Pursuant to the Purchase Agreement, the Corporation also issued to such institutional and accredited investors common warrants (the “Common Warrants” and, together with the Pre-funded Warrants, the “Warrants”) to purchase Common Shares, exercisable for an aggregate of 2,536,391 Common Shares (the “Common Warrant Shares” and, together with the Pre-Funded Warrant Shares, the “Warrant Shares”). Under the terms of the Purchase Agreement, for each Common Share and each Pre-funded Warrant issued in the Offering, an accompanying five-eighths (0.625) of a Common Warrant was issued to the purchaser thereof. Each whole Common Warrant is exercisable for one Common Warrant Share at an exercise price of $3.003 per Common Warrant Share, is immediately exercisable and will expire on the earlier of (i) the 60th day after the date of the acceptance by the U.S. Food and Drug Administration of a New Drug Application for the Corporation's product candidate GTX-104 or (ii) five years from the date of issuance. The Common Warrants were offered and sold at a purchase price of $0.125 per whole underlying Common Warrant Share, which purchase price was included in the offering price per Common Share and Pre-funded Warrant issued in the Offering.

The Offering closed on September 25, 2023 (the “Closing Date”). The net proceeds to the Corporation from the Offering was approximately $7,300, after deducting fees and expenses.

At-the-Market (“ATM”) Program

On June 29, 2020, the Corporation entered into an amended and restated sales agreement (the “Sales Agreement”) with B. Riley FBR, Inc. ("B.Riley"), Oppenheimer & Co. Inc. and H.C. Wainwright & Co., LLC (collectively, the “Agents”) to amend the Corporation’s existing ATM program. Under the terms of the Sales Agreement, which had a three-year term, the Corporation could issue and sell from time-to-time Common Shares having aggregate gross proceeds of up to $75,000 through the Agents. Subject to the terms and conditions of the Sales Agreement, the Agents would use their commercially reasonable efforts to sell the Common Shares from time to time, based upon the Corporation’s instructions. The Corporation had no obligation to sell any of the Common Shares and could, at any time, suspend sales under the Sales Agreement. The Corporation and the Agents could terminate the Sales Agreement in accordance with its terms. Under the terms of the Sales Agreement, the Corporation provided the Agents with customary indemnification rights and the Agents were entitled to compensation at a commission rate equal to 3.0% of the gross proceeds from each sale of the Common Shares. The Sales Agreement expired pursuant to its terms on June 29, 2023.

During the six months ended September 30, 2023, no Common Shares were sold under the ATM program. During the six months ended September 30, 2022, 54,108 Common Shares were sold for total net proceeds of approximately $304 with commissions, legal expenses and costs related to the share sale amounting to $10. The Common Shares were sold at the prevailing market prices, which resulted in an average price of approximately $5.70 per share.

b. Warrants

During the six-month period ended June 30, 2023, 137,370 of the May 2018 Canadian public offering warrants to acquire one common share at an exercise price of CAD $62.88 expired on May 9, 2023.

As further discussed above, on September 25, 2023, the Corporation issued an aggregate of 4,643,244 Warrants exercisable for 4,643,244 Warrant Shares in the Offering pursuant to the terms of the Purchase Agreement entered into with certain institutional and accredited investors. Pursuant to the terms of the Purchase Agreement, the Corporation sold Pre-funded Warrants to purchase up to 2,106,853 Pre-funded Warrant Shares. Each Pre-funded Warrant is exercisable for one Pre-funded Warrant Share at an exercise price of $0.0001 per Pre-funded Warrant Share, is immediately exercisable and will expire once exercised in full. Pursuant to the Purchase Agreement, the Corporation also issued to such institutional and accredited investors Common Warrants to purchase an aggregate of 2,536,391 Common Warrant Shares. Each whole Common Warrant is exercisable for one Common Warrant Share at an exercise price of $3.003 per Common Warrant Share, is immediately exercisable and will expire on the earlier of (i) the 60th day after the date of the acceptance by the U.S. Food and Drug Administration of a New Drug Application for the Corporation's product candidate GTX-104 or (ii) five years from the date of issuance.

The Common Warrants issued as a part of the Offering are derivative warrant liabilities given the warrant indenture did not meet the fixed-for-fixed criterion and that the Common Warrants are not indexed to the Corporation’s own stock. Proceeds were allocated amongst Common Shares, Pre-funded Warrants and Common Warrants by applying the residual method, with fair value of the Common Warrants determined using the Black-Scholes model, resulting in an initial warrant liability of $1,631 and $45 of issuance costs allocated to Common Warrants. Accordingly, $2,822 and $3,047 of gross proceeds were allocated to Common Shares and Pre-funded Warrants, respectively;

and $78 and $84 of issuance costs were allocated to Common Shares and Pre-funded Warrants, respectively. For the six months ended September 30, 2023, Common Warrants were revalued at fair value through profit and loss.

The derivative warrant liabilities are measured at fair value at each reporting period and the reconciliation of changes in fair value is presented in the following table:

Balance - March 31, 2023	$-
Issued during the year	1,631
Change in fair value	1,826
Balance - September 30, 2023	$3,457

The warrant liability was determined based on the fair value of warrants at the issue date and the reporting dates using the Black-Scholes model with the following weighted average assumptions will expire on the earlier of (i) the 60th day after the date of the acceptance by the U.S. Food and Drug Administration of a New Drug Application for the Corporation's product candidate GTX-104 or (ii) five years from the date on issuance.

	Issue Date	Reporting date
	September 25, 2023	September 30, 2023
Risk-free interest rate	5.00%	4.94%
Share price	$1.78	$2.78
Expected warrant life	2.54	2.53
Dividend yield	0%	0%
Expected volatility	80.90%	84.36%

The weighted average assumptions were prorated based on the probability of the warrant liability expiring on the 60th day after the date of the acceptance by the U.S. Food and Drug Administration of a New Drug Application for the Corporation's product candidate GTX-104 and of it expiring on five years from the date of issuance. The weighted average fair value of the Common Warrants were determined to be $0.64 and $1.36 per Common Warrant, as of September 25, 2023 and September 30, 2023, respectively. The risk-free interest rate at the issue date and on the reporting date of September 30, 2023 was based on the interest rate corresponding to the U.S. Treasury rate issue with a remaining term equal to the expected term of the warrants. The expected volatility was based on the historical volatility for the Company.

9. Stock-based compensation

At September 30, 2023, the Corporation had in place a stock option plan for directors, officers, employees, and consultants of the Corporation (“Stock Option Plan”).

The Stock Option Plan provides for the granting of options to purchase common shares. Under the terms of the Stock Option Plan, the exercise price of the stock options granted under the Stock Option Plan may not be lower than the closing price of the Corporation’s common shares on the Nasdaq Capital Market at the close of such market the day preceding the grant. The maximum number of common shares that may be issued upon exercise of options granted under the amended Stock Option Plan shall not exceed 20% of the aggregate number of issued and outstanding shares of the Corporation as of July 28, 2022. The terms and conditions for acquiring and exercising options are set by the Corporation’s Board of Directors, subject to, among others, the following limitations: the term of the options cannot exceed ten years and (i) all options granted to a director will be vested evenly on a monthly basis over a period of at least twelve (12) months, and (ii) all options granted to an employee will be vested evenly on a quarterly basis over a period of at least thirty-six (36) months.

The total number of options issued to any one consultant within any twelve-month period cannot exceed 2% of the Corporation’s total issued and outstanding common shares (on a non-diluted basis). The total number of options issued within any twelve-month period to all directors, employees and/or consultants of the Corporation (or any subsidiary of the Corporation) conducting investor relations services, cannot exceed in the aggregate 2% of the Corporation’s issued and outstanding common shares (on a non-diluted basis), calculated at the date an option is granted to any such person.

The following table summarizes information about activities within the Stock Option Plan for the six-month period ended September 30, 2023:

	Number of options	Weighted average exercise price	Weighted average grant date fair value
Outstanding, March 31, 2023	740,957	13.60	11.23
Granted	446,502	2.64	2.27
Exercised	(12,500)	1.27	2.27
Forfeited/Cancelled	(613,594)	13.68	1.61
Outstanding, September 30, 2023	561,365	4.14	2.08
Exercisable, September 30, 2023	141,455	6.70	1.56

Forfeited and cancelled options were as a result of the Corporations restructuring that occurred during the six months ended September 30, 2023. On July 14, 2023, the Corporation's Board of Directors approved the grant of 446,502 stock options at an exercise price of $2.64 under the Corporation's Stock Option Plan.

The weighted average grant date fair value of awards for options granted during the six months ended September 30, 2023 was $2.27. The fair value of options granted was estimated using the Black-Scholes option pricing model, resulting in the following weighted average assumptions for the options granted:

September 30, 2023
Weighted average
Exercise price	$2.64
Share price	$2.64
Dividend	0%
Risk-free interest	3.62%
Estimated life (years)	5.78
Expected volatility	118.40%

Compensation expense recognized under the stock option plan is summarized as follows:

	Three months ended		Six months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	$	$	$	$
Research and development expenses	82	184	84	342
General and administrative expenses	198	368	258	650
Sales and marketing expenses	-	30	16	54
	280	582	358	1,046

As of September 30, 2023, there was $680 of total unrecognized compensation cost, related to non-vested stock options, which is expected to be recognized over a remaining weighted average vesting period of 1.48 years.

Corporation equity incentive plan

The Corporation established an equity incentive plan (the “Equity Incentive Plan”) for employees, directors, and consultants. The Equity Incentive Plan provides for the issuance of restricted share units (RSUs), performance share units, restricted shares, deferred share units and other stock-based awards, subject to restricted conditions as may be determined by the Board of Directors. There were no such awards outstanding as of September 30, 2023 and 2022, and no stock-based compensation was recognized for the period ended September 30, 2023 and 2022 under the Equity Incentive Plan.

10. Loss per share

The Corporation has generated a net loss for all periods presented, therefore diluted loss per share is the same as basic loss per share since the inclusion of potentially dilutive securities would have had an anti-dilutive effect. All currently outstanding options and warrants could potentially be dilutive in the future.

The Corporation excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	September 30, 2023	September 30, 2022
Options outstanding	561,365	740,974
September 2023 US private offering pre-funded warrants	2,106,853	—
September 2023 US private offering warrants	2,536,391	—
May 2018 public offering warrants	—	137,370
December 2017 public offering warrants	—	147,354
December 2017 public offering broker warrants	—	5,399

11. Supplemental cash flow disclosure

Changes in operating assets and liabilities

	Six Months ended
	September 30, 2023	September 30, 2022
	$	$
Receivables	(35)	(359)
Prepaid expenses	(446)	(704)
Trade and other payables	(1,986)	926
Write-off of operating lease right of use asset	(23)	—
Total changes in operating assets and liabilities	(2,489)	(137)

12. Financial instruments

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

13. Commitments and contingencies

Research and development contracts and contract research organizations agreements

The Corporation utilizes contract manufacturing organizations ("CMOs") for the development and production of clinical materials and contract research organizations (“CROs”) to perform services related to its clinical trials. Pursuant to the agreements with these CMOs and CROs, the Corporation has either the right to terminate the agreements without penalties or under certain penalty conditions. As of September 30, 2023, the Corporation has no commitments from CMOs and approximately $8,500 of commitments for the next twelve months to CROs.

Raw krill oil supply contract

On October 25, 2019, the Corporation signed a supply agreement with Aker BioMarine Antarctic AS. (“AKBM”) to purchase raw krill oil product for a committed volume of commercial starting material for CaPre, one of the Corporation’s former drug candidates, for a total fixed value of $3,100 based on the value of krill oil at that time. As of March 31, 2022, the remaining balance of commitment amounted to $2,800. During the second calendar quarter of 2022, AKBM informed the Corporation that AKBM believed it had satisfied the terms of the supply agreement as to their obligation to deliver the remaining balance of raw krill oil product, and that the Corporation was therefore required to accept the remaining product commitment. The Corporation disagreed with AKBM’s position and believed that AKBM was not entitled to further payment under the supply agreement. Accordingly, no liability was recorded by the Corporation. The dispute remained unresolved as of both March 31, 2023 and 2022. On October 18, 2023, the Corporation entered into a settlement agreement with AKBM to settle any and all potential claims regarding amounts due under the supply agreement. Pursuant to the terms of the settlement agreement, in exchange for a release and waiver of claims arising out of the supply agreement by AKBM and any of AKBM’s affiliates, the Corporation and AKBM agreed to the following: (a) AKBM retained ownership of all raw krill oil product, including amounts previously delivered to the Corporation, (b) AKBM acquired and took ownership of all production equipment related to the production of CaPre, (c) AKBM acquired and took ownership of all data from research, clinical trials and pre-clinical studies with respect to CaPre, and (d) AKBM acquired and took ownership over all rights, title and interest in and to all intellectual property rights related to CaPre owned by the Corporation, including all patents and trademarks. Pursuant to the terms of the settlement agreement, AKBM acknowledged that the CaPre assets were transferred on an “as is” basis, and in connection therewith the Corporation disclaimed all representations and warranties in connection with the CaPre assets, including any representations with respect to performance or sufficiency. The value of the raw krill oil previously delivered to the Corporation, the production equipment and the intellectual property rights related to CaPre were fully impaired in prior reporting periods and had a carrying value of nil as of March 31, 2023. As of September 30, 2023, no liability was recorded by the Corporation.

Legal proceedings and disputes

In the ordinary course of business, the Corporation is at times subject to various legal proceedings and disputes. The Corporation assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Corporation will incur a loss and the amount of the loss can be reasonably estimated, the Corporation records a liability in its consolidated financial statements. These legal contingencies may be adjusted to reflect any relevant developments. Where a loss is not probable or the amount of loss is not estimable, the Corporation does not accrue legal contingencies. While the outcome of legal proceedings is inherently uncertain, based on information currently available, management believes that it has established appropriate legal reserves. Any incremental liabilities arising from pending legal proceedings are not expected to have a material adverse effect on the Corporation’s financial position, results of operations, or cash flows. However, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Corporation’s financial position, results of operations, or cash flows. No reserves or liabilities have been accrued as of September 30, 2023.

14. Restructuring Costs

On May 8, 2023, the Corporation communicated its decision to terminate a substantial amount of its workforce as part of a plan that intended to align the Corporation’s organizational and management cost structure to prioritize resources to GTX-104 and reduce losses to improve cash flow and extend available cash resources. The Corporation incurred $1,485 of costs primarily consisting of employee severance costs and legal fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This management’s discussion and analysis (“MD&A”) is presented in order to provide the reader with an overview of the financial results and changes to our consolidated balance sheet as at September 30, 2023. This MD&A also explains the material variations in our results of operations for the three and six months ended September 30, 2023 and 2022, consolidated balance sheets as of September 30, 2023 and March 31, 2023, and cash flows as for the six months ended September 30, 2023 and 2022.

Market data, and certain industry data and forecasts included in this MD&A were obtained from internal Corporation surveys and market research conducted by third parties hired by us, publicly available information, reports of governmental agencies and industry publications, and independent third-party surveys. We have relied upon industry publications as our primary sources for third-party industry data and forecasts. Industry surveys, publications and forecasts generally state that the information they contain has been obtained from sources believed to be reliable, but that the accuracy and completeness of that information is not guaranteed. We have not independently verified any of the data from third-party sources or the underlying economic assumptions they have made. Similarly, internal surveys, industry forecasts and market research, which we believe to be reliable based upon our management’s or contracted third parties’ knowledge of our industry, have not been independently verified. Our estimates involve risks and uncertainties, including assumptions that may prove not to be accurate, and these estimates and certain industry data are subject to change based on various factors, including those discussed in this quarterly report and in our most recently filed Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on June 23, 2023 (the “Annual Report”). This MD&A contains forward-looking information. You should review our Special Note Regarding Forward-Looking Statements presented at the beginning of this quarterly report.

This MD&A should be read in conjunction with our unaudited condensed consolidated interim financial statements for the three and six months ended September 30, 2023 and 2022 included elsewhere in this quarterly report. Our interim financial statements were prepared in accordance with U.S. GAAP.

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

Our lead drug candidate:

•
GTX-104 is a clinical stage, novel, injectable formulation of nimodipine being developed for intravenous infusion (IV) in aneurysmal subarachnoid hemorrhage (aSAH) patients to address significant unmet medical needs. The unique nanoparticle technology of GTX-104 facilitates aqueous formulation of insoluble nimodipine for a standard peripheral IV infusion. GTX-104 provides a convenient IV delivery of nimodipine in the Intensive Care Unit eliminating the need for nasogastric tube administration in unconscious or dysphagic patients. Intravenous delivery of GTX-104 also has the potential to lower food effects, drug-to-drug interactions, and eliminate potential dosing errors. Further, GTX-104 has the potential to better manage hypotension in aSAH patients. GTX-104 has been administered in over 150 healthy volunteers and was well tolerated with significantly lower inter- and intra-subject pharmacokinetic variability compared to oral nimodipine. The pivotal pharmacokinetics (“PK”) bridging study was successfully completed in May 2022.

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

Key Potential Benefits:

•
Novel nanoparticle technology facilitates aqueous formulation of insoluble nimodipine for a safe, standard peripheral IV infusion
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

Next Step – Phase 3 Safety Trial for GTX-104

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

On October 23, 2023, we enrolled our first patient in our STRIVE-ON clinical trial. The trial is expected to take approximately 18 months to complete from the time the first patient is enrolled, and we expect this safety trial to be the final clinical step required to seek FDA approval under the 505(b)(2) regulatory pathway. Before submitting an NDA, we plan to hold a pre-NDA meeting with the FDA.

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

Recent Developments

September 2023 Private Placement Offering

On September 24, 2023, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional and accredited investors in connection with a private placement offering of our securities (the “Offering”). Pursuant to the Purchase Agreement, we agreed to offer and sell in the Offering 1,951,371 Class A common shares, no par value per share (the “Common Shares”), at a purchase price of $1.848 per Common Share and pre-funded warrants (the “Pre-funded Warrants”) to purchase up to 2,106,853 Common Shares (the “Pre-funded Warrant Shares”) at a purchase price equal to the purchase price per Common Share less $0.0001. Each Pre-funded Warrant is exercisable for one Pre-funded Warrant Share at an exercise price of $0.0001 per Pre-funded Warrant Share, is immediately exercisable and will expire once exercised in full. Pursuant to the Purchase Agreement, we also issued to such institutional and accredited investors common warrants (the “Common Warrants” and, together with the Pre-funded Warrants, the “Warrants”) to purchase Common Shares, exercisable for an aggregate of 2,536,391 Common Shares (the “Common Warrant Shares” and, together with the Pre-Funded Warrant Shares, the “Warrant Shares”). Under the terms of the Purchase Agreement, for each Common Share and each Pre-funded Warrant issued in the Offering, an accompanying five-eighths (0.625) of a Common Warrant was issued to the purchaser thereof. Each whole Common Warrant is exercisable for one Common Warrant Share at an exercise price of $3.003 per Common Warrant Share, is immediately exercisable and will expire on the earlier of (i) the 60th day after the date of the acceptance by the U.S. Food and Drug Administration of a New Drug Application for our product candidate GTX-104 or (ii) five years from the date of issuance. The Common Warrants were offered and sold at a purchase price of $0.125 per whole underlying Common Warrant Share, which purchase price was included in the offering price per Common Share and Pre-funded Warrant issued in the Offering.

The Offering closed on September 25, 2023 (the “Closing Date”). Shore Pharma LLC, an entity controlled by Vimal Kavuru, the Chair of our Board of Directors, and SS Pharma LLC, the beneficial owner of 5.5% of our Common Shares outstanding prior to the Offering, each a related party of ours, participated in the Offering. The net proceeds to us from the Offering was approximately $7.3 million, after deducting fees and expenses.

Pursuant to the terms of the Purchase Agreement, we agreed to register for resale the Common Shares sold in the Offering and the Warrant Shares. On October 6, 2023, we filed a resale Registration Statement on Form S-3 with the SEC, registering the Common Shares sold in the Offering and the Warrant Shares for resale. The resale Registration Statement on Form S-3 was declared effective on October 16, 2023.

Announcement of compliance with the Nasdaq minimum bid price requirement

On July 24, 2023, we received written notice (the “Notification Letter”) from The Nasdaq Stock Market LLC notifying us that we had regained compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market. The Notification Letter was sent following the implementation of a 1-for-6 reverse split of our Common Shares (the “Reverse Stock Split”), which became effective on July 10, 2023.

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

Our assets as of September 30, 2023, include cash and cash equivalents and short-term investments totaling $27.0 million and intangible assets and goodwill totaling $49.3 million. Our current liabilities total $1.4 million as of September 30, 2023 and are comprised primarily of amounts due to or accrued for creditors.

Results of Operations for the Three and Six months ended September 30, 2023 and 2022

	Three months ended			Six months ended
	September 30, 2023	September 30, 2022	Increase (Decrease)	September 30, 2023	September 30, 2022	Increase (Decrease)
	$	$	$	$	$	$

Operating expenses
Research and development expenses, net of government assistance	460	3,292	(2,832)	1,555	5,882	(4,327)
General and administrative expenses	1,589	1,680	(91)	3,352	3,599	(247)
Sales and marketing expenses	43	136	(93)	154	357	(203)
Restructuring costs	—	—	—	1,485	—	1,485
Loss from operating activities	(2,092)	(5,108)	(3,016)	(6,546)	(9,838)	(3,292)

Foreign exchange gain (loss)	(13)	(12)	(1)	(5)	(90)	85
Change in fair value of warrant liabilities	(1,826)	—	(1,826)	(1,826)	10	(1,836)
Interest income and other expense	212	36	176	346	68	278
Income tax recovery	446	155	291	735	397	338

Net loss	(3,273)	(4,929)	(1,656)	(7,296)	(9,453)	(2,157)

Net Loss

The net loss of $3,273 or $0.43 per share for the three months ended September 30, 2023 decreased by $1,656 from the net loss of $4,929 or $0.66 per share for the three months ended September 30, 2022.

The net loss of $7,296 or $0.97 per share for the six months ended September 30, 2023 decreased by $2,157 from the net loss of $9,453 or $1.28 per share for the six months ended September 30, 2022.

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

Our research and development during the three and six months ended September 30, 2023, was focused primarily on our clinical development programs for our GTX-104 drug candidate. Research and development expenses during the three and six months ended September 30, 2022 were focused primarily on our clinical development programs GTX-104, GTX-102, and GTX-101 drug candidates, which were acquired in the Grace Therapeutics, Inc. (“Grace”) merger on August 27, 2021.

The following table summarizes our research and development expenses for the periods presented:

Research and development expenses
	Three months ended			Six months ended
	September 30, 2023	September 30, 2022	Increase (Decrease)	September 30, 2023	September 30, 2022	Increase (Decrease)
	$	$	$	$	$	$
Total third-party research and development expenses [1]	152	2,561	(2,409)	965	4,573	(3,608)
Government grants & tax credits	4	109	(105)	55	(81)	136
Salaries and benefits	209	472	(263)	435	961	(526)
Research and development expense before stock-based compensation and depreciation	365	3,142	(2,777)	1,455	5,453	(3,998)
Stock-based compensation	83	184	(101)	83	342	(259)
Depreciation and write-off of equipment	12	(34)	46	17	87	(70)
Total	460	3,292	(2,832)	1,555	5,882	(4,327)

1 Total third-party research and development expenses are calculated before salaries and benefits, depreciation, write-off of equipment and stock-based compensation. Because there is no standard method endorsed by U.S. GAAP, the results may not be comparable to similar measurements presented by other public companies.

Total third-party research and development expenses for the three and six months ended September 30, 2023, totaled $152 and $965, respectively, compared to $2,561 and $4,573 for the three and six months ended September 30, 2022, respectively. This decrease of $2,409 and $3,608 related mostly to the restructuring to align our organizational and management cost structure to prioritize resources to GTX-104 and reduce losses and cash flow. Our clinical development programs for GTX-102, and GTX-101 were de-prioritized in the current year compared to the prior year.

Government grants and tax credits of $4 and $55 for the three and six months ended September 30, 2023, respectively, decreased by ($105) and increased by $136 compared to $109 and $(81) for the three and six months ended September 30, 2022, respectively. The changes within government grants and tax credits are due to adjustments of provisions regarding the estimated realizability of credits receivable after assessments and correspondence from tax authorities.

Salaries and benefits of $209 and $435 for the three and six months ended September 30, 2023, respectively, decreased by $263 and $526 compared to $472 and $961 for the three and six months ended September 30, 2022, respectively. The decrease relates to a reduction in research and development headcount due to the restructuring as we prioritize resources to GTX-104.

General and administrative expenses

General and administrative expenses consist primarily of salaries and related benefits, including share-based compensation, related to our executive, finance, legal, and support functions, including professional fees for auditing, tax, consulting, rent and utilities and insurance.

General and administrative expenses
	Three months ended			Six months ended
	September 30, 2023	September 30, 2022	Increase (Decrease)	September 30, 2023	September 30, 2022	Increase (Decrease)
	$	$	$	$	$	$
Salaries and benefits	228	472	(244)	570	1,004	(434)
Professional fees	864	434	430	1,809	1,037	772
Other	297	418	(121)	710	874	(164)
General and administrative expense before stock-based compensation and depreciation [1]	1,389	1,324	65	3,089	2,915	174
Stock-based compensation	199	368	(169)	259	650	(391)
Depreciation	1	(12)	13	4	34	(30)
Total	1,589	1,680	(91)	3,352	3,599	(247)

1 General and administrative sub-total expenses are calculated before stock-based compensation and depreciation. Because there is no standard method endorsed by U.S. GAAP, the results may not be comparable to similar measurements presented by other public companies.

General and administrative expenses totaled $1,389 and $3,089 before stock-based compensation and depreciation expense for the three and six months ended September 30, 2023, respectively, an increase of $65 and $174 from $1,324 and $2,915 for the three and six months ended September 30, 2022, respectively. The increase was primarily a result of increase legal, tax, accounting and other professional fees related to the restructuring offset by decreased salaries and benefits due to a reduction in general and administrative headcount due to our restructuring and reorganization of our management structure. Stock-based compensation of $199 and $259 for the three and six months ended September 30, 2023, respectively, decreased by $169 and $391 compared to $368 and $650 for the three and six months ended September 30, 2022, respectively. The decrease relates to a reduction in general and administrative headcount due to our restructuring and reorganization of our management structure.

Sales and marketing expenses

Sales and marketing expenses consist primarily of salaries and benefits, including share-based compensation, related to our commercial functions.

Sales and marketing expenses
	Three months ended			Six months ended
	September 30, 2023	September 30, 2022	Increase (Decrease)	September 30, 2023	September 30, 2022	Increase (Decrease)
	$	$	$	$	$	$
Salaries and benefits	—	99	(99)	15	281	(266)
Professional fees	—	4	(4)	20	9	11
Other	43	3	40	103	13	90
Sales and Marketing expenses before stock-based compensation[1]	43	106	(63)	138	303	(165)
Stock-based compensation	—	30	(30)	16	54	(38)
Total	43	136	(93)	154	357	(203)

1 Sales and marketing sub-total expenses are calculated before stock-based compensation. Because there is no standard method endorsed by U.S. GAAP, the results may not be comparable to similar measurements presented by other public companies.

Sales and marketing expenses before stock-based compensation expense totaled $43 and $138 for the three and six months ended September 30, 2023, respectively, compared to $106 and $303 for the three and six months ended September 30, 2022, respectively. The decrease of $63 and $165, was mostly due to the reduction of headcount due to our restructuring and reorganization of our management structure.

Stock-based compensation of nil and $16 for the three and six months ended September 30, 2023, decreased by $30 and $38, respectively, compared to $30 and $54 for the three and six months ended September 30, 2022, respectively. The decrease relates to a reduction in sales and marketing headcount due to our restructuring and reorganization of our management structure.

Restructuring Costs

On May 8, 2023, we announced our decision to terminate a substantial amount of our workforce as part of a plan that intended to align our organizational and management cost structure to prioritize resources to GTX-104 and reduce losses to improve cash flow and extend available cash resources. We incurred $1,485 of cost primarily consisting of employee severance costs.

Change in fair value of warrant liabilities

Change in fair value of warrant liabilities for the three and six months ended September 30, 2023 increased by $1,826 mainly attributable to an increase in the fair value of derivative warrant liabilities.

Interest income and other expense

Interest income was $212 and $346 for the three and six months ended September 30, 2023, respectively, compared to $36 and $68 for the three and six months ended September 30, 2022, respectively. The increase in our interest income was due to higher interest rates earned on average balances of cash, cash equivalents and short-term investments.

Liquidity and Capital Resources

Share capital structure

Our authorized share capital consists of an unlimited number of Class A, Class B, Class C, Class D and Class E common shares, without par value. Issued and outstanding fully paid shares, stock options, and warrants, were as follows for the periods indicated (after giving effect to the Reverse Stock Split, which became effective on July 10, 2023):

	September 30, 2023	March 31, 2023
	Number outstanding	Number outstanding
Class A common shares, voting, participating and without par value	9,399,404	7,435,533
Stock options granted and outstanding	561,365	740,957
September 2023 US private offering pre-funded warrants	2,106,853	—
September 2023 US private offering warrants	2,536,391	—
May 2018 Canadian public offering of warrants exercisable at CAD$62.88 until May 9, 2023	—	137,370

Total fully diluted shares	14,604,013	8,313,860

Cash flows and financial condition for the six months ended September 30, 2023 and 2022

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

As of September 30, 2023, cash and cash equivalents totaled $26,991, a decrease of $884 compared to cash and cash equivalents totaling $27,875 at March 31, 2023 primarily due to ongoing research and development activities, and funding the restructuring expense offset by the proceeds of our September 2023 Offering.

Net cash used in operating activities

Net cash used in operating activities for the six months ended September 30, 2023 was $8,353, compared to $8,865 for the six months ended September 30, 2022, a decrease of $512. Cash used in operating activities during the six months ended September 30, 2023 primarily related to our net loss of $7,296, adjusted for non-cash items such as stock-based compensation of $358, change in fair value of warrant liabilities of $1,826, income tax recovery of $(735) and changes in our operating assets and liabilities of $(2,489). Net cash used in operating activities for the six months ended September 30, 2022, was $8,865. Cash used in operating activities during 2022 primarily related to our net loss of $9,453, adjusted for non-cash items such as stock-based compensation of $1,046, income tax recovery of $397 and changes in our operating assets and liabilities of $(137).

Net cash provided by investing activities

Net cash provided by investing activities for the six months ended September 30, 2023, was $110 related to our sale of equipment. For the six months ended September 30, 2022, our investing activities generated cash of $13,162, which was a function of an increase in proceeds from maturity of short-term investments.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended September 30, 2023, totaled $7,359 compared to cash generated of $304 during the six months ended September 30, 2022 due to net proceeds from our September 2023 Offering of $7,338.

Private Placement

On September 24, 2023, we entered into the Purchase Agreement with certain institutional and accredited investors in connection with the Offering. Pursuant to the Purchase Agreement, we agreed to offer and sell in the Offering 1,951,371 Common Shares, at a purchase price of $1.848 per Common Share and Pre-funded Warrants to purchase up to 2,106,853 Pre-funded Warrant Shares at a purchase price equal to the purchase price per Common Share less $0.0001. Each Pre-funded Warrant is exercisable for one Pre-funded Warrant Share at an exercise price of $0.0001 per Pre-funded Warrant Share, is immediately exercisable and will expire once exercised in full. Pursuant to the Purchase Agreement, we also issued to such institutional and accredited Common Warrants to purchase Common Shares, exercisable for an aggregate of 2,536,391 Common Warrant Shares. Under the terms of the Purchase Agreement, for each Common Share and each Pre-funded Warrant issued in the Offering, an accompanying five-eighths (0.625) of a Common Warrant was issued to the purchaser thereof. Each whole Common Warrant is exercisable for one Common Warrant Share at an exercise price of $3.003 per Common Warrant Share, is immediately exercisable and will expire on the earlier of (i) the 60th day after the date of the acceptance by the U.S. Food and Drug Administration of a New Drug Application for our product candidate GTX-104 or (ii) five years from the date of issuance. The Common Warrants were offered and sold at a purchase price of $0.125 per whole underlying Common Warrant Share, which purchase price was included in the offering price per Common Share and Pre-funded Warrant issued in the Offering.

The Offering closed on September 25, 2023. The net proceeds to us from the Offering was approximately $7.3 million, after deducting fees and expenses.

At-the-Market (“ATM”) program

On June 29, 2020, we entered into an amended and restated sales agreement (the “Sales Agreement”) with B. Riley, Oppenheimer & Co. Inc. and H.C. Wainwright & Co., LLC (collectively, the “Agents”). Under the terms of the Sales Agreement, which had a three-year term, we could issue and sell from time-to-time Common Shares having an aggregate offering price of up to $75 million through the Agents. Subject to the terms and conditions of the Sales Agreement, the Agents would use their commercially reasonable efforts to sell the Common Shares from time to time, based upon our instructions. We had no obligation to sell any of the Common Shares and could, at any time, suspend sales under the Sales Agreement. We and the Agents could terminate the Sales Agreement in accordance with its terms. Under the terms of the Sales Agreement, we provided the Agents with customary indemnification rights and the Agents were entitled to compensation at a commission rate equal to 3.0% of the gross proceeds from each sale of the Common Shares. The Sales Agreement expired pursuant to its terms on June 29, 2023. We intend to examine our financing strategies on a go-forward basis and may consider entering into a new ATM program in the future.

During the six months ended September 30, 2023, no Common Shares were sold under the ATM program. During the six months ended September 30, 2022, 54,108 Common Shares were sold for total net proceeds of approximately $304 with commissions, legal expenses and costs related to the share sale amounting to $10. The Common Shares were sold at the prevailing market prices, which resulted in an average price of approximately $5.70 per share.

Financial position

The following table details the significant changes to our consolidated balance sheets as of September 30, 2023, compared to the prior fiscal year end at March 31, 2023:

Accounts	Increase (Decrease) $	Comments
Cash and cash equivalents	(884)	See cash flow statement
Receivables	35	Timing of reimbursement of sales taxes
Prepaid expenses	446	Renewal of insurance contract and other prepaid expenses (advances to US vendors)
Right of use asset	(416)	Adjustment to the net present value of lease contract for Sherbrooke due to lease modification
Equipment	(94)	Depreciation of equipment and write off of equipment
Trade and other payables	(1,985)	Timing of payments net of accruals
Lease liability	(439)	Adjustment to the net present value of lease contract for Sherbrooke due to lease modification
Derivative warrant liabilities	3,457	Issuance of warrants in relation to Purchase Agreement and change in fair value of warrant liabilities
Deferred tax liability	(736)	Related to recovery expense

See the consolidated statements of shareholders' equity in our financial statements for details of changes to our equity accounts during the three and six months ended September 30, 2023 and 2022.

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

Intangible assets of $69,810 relate to the value of in-process research and development (“IPR&D”), related to Grace’s therapeutic pipeline, consisting of three unique clinical stage programs/assets supported by intellectual property, the value of which has been attributed as follows:

	$	$	$	$
	GTX-104	GTX-102	GTX-101	Total
Intangible assets – in-process research and development
Balance, April 1, 2022	27,595	31,908	10,307	69,810
Impairment	—	(22,712)	(5,970)	(28,682)
Balance, March 31, 2023	27,595	9,196	4,337	41,128

	$	$	$	$
	GTX-104	GTX-102	GTX-101	Total
Intangible assets – in-process research and development
Balance, April 1, 2023	27,595	9,196	4,337	41,128
Impairment	—	—	—	—
Balance, September 30, 2023	27,595	9,196	4,337	41,128

In April 2023, we announced the strategic decision to prioritize development of GTX-104 with a goal to advance to commercialization, while conserving resources as much as possible to complete development efficiently. We estimate that the deferral of the GTX-102 and GTX-101 clinical programs could be at least three years given the timeline to complete the development and potential commercial launch of GTX-104. Further development of GTX-102 and GTX-101 will occur at such time as we obtain additional funding or enter into strategic partnerships for license or sale with third parties. The decision to defer further development triggered a comprehensive impairment review of our intangible assets in March 2023. Given the extended timeline, we increased the discount rates used to value the assets in order to recognize additional risks related to prioritizing one asset over the others, financing the projects given limited available resources and the need to preserve cash to advance GTX-104 as far as possible, potential competitor advances that could arise over three years, and the general market depression affecting small cap development companies like us and the prohibitively high dilution and expense of available funding in the capital markets. Increasing the discount rates significantly reduced the discounted cash flow values for each of the programs deferred. Accordingly, an impairment of intangible assets of $28,682 resulted in the year ended March 31, 2023. In addition, an impairment of $4,826 of goodwill resulted in the year ended March 31, 2023. We determined there was no triggering event in the six months ended September 30, 2023 that would have required us to perform a quantitative impairment test.

Contractual Obligations and Commitments

Our contractual obligations and commitments include trade payables, operating lease obligations, CMO and CRO agreements, and the raw krill oil supply agreement, as described below.

Research and development contracts and contract research organizations agreements:

We utilize CMOs, for the development and production of clinical materials and CROs to perform services related to our clinical trials. Pursuant to the agreements with CMOs and CROs, we have either the right to terminate the agreements without penalties or under certain penalty conditions. As of September 30, 2023, we have no commitments from CMOs and approximately $8,500 of commitments for the next twelve months to CROs.

Raw krill oil supply contract

On October 25, 2019, we signed a supply agreement with Aker BioMarine Antarctic AS. (“AKBM”) to purchase raw krill oil product for a committed volume of commercial starting material for CaPre, one of our former drug candidates, for a total fixed value of $3.1 million based on the value of krill oil at that time. As of March 31, 2022, the remaining balance of commitment amounted to $2.8 million. During the second calendar quarter of 2022, AKBM informed us that AKBM believed it had satisfied the terms of the supply agreement as to their obligation to deliver the remaining balance of raw krill oil product, and that we were therefore required to accept the remaining product commitment. We disagreed with AKBM’s position and believed that AKBM was not entitled to further payment under the supply agreement. Accordingly, no liability was recorded by us. The dispute remained unresolved as of both March 31, 2023 and 2022. On October 18, 2023, we entered into a settlement agreement with AKBM to settle any and all potential claims regarding amounts due under the supply agreement. Pursuant to the terms of the settlement agreement, in exchange for a release and waiver of claims arising out of the supply agreement by AKBM and any of AKBM’s affiliates, we agreed to the following: (a) AKBM retained ownership of all raw krill oil product, including amounts previously delivered to us, (b) AKBM acquired and took ownership of all production equipment related to the production of CaPre, (c) AKBM acquired and took ownership of all data from research, clinical trials and pre-clinical studies with respect to CaPre, and (d) AKBM acquired and took ownership over all rights, title and interest in and to all intellectual property rights related to CaPre owned by us, including all patents and trademarks. Pursuant to the terms of the settlement agreement, AKBM acknowledged that the CaPre assets were transferred on an “as is” basis, and in connection therewith we disclaimed all representations and warranties in connection with the CaPre assets, including any representations with respect to performance or sufficiency. The value of the raw krill oil previously delivered to us, the production equipment and the intellectual property rights related to CaPre were fully impaired in prior reporting periods and had a carrying value of nil as of March 31, 2023. As of September 30, 2023, no liability was recorded.

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

Estimates and assumptions include the measurement of stock-based compensation, derivative warrant liabilities, accruals for research and development contracts and contract organization agreements, and valuation of intangibles and goodwill. Estimates and assumptions are also involved in determining which research and development expenses qualify for research and development tax credits and in what amounts. The Corporation recognizes the tax credits once it has reasonable assurance that they will be realized.

Critical Accounting Policies

During the six months ended September 30, 2023, there were no material changes to our critical accounting policies from those described in our Annual Report for the year ended March 31, 2023.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures within the meaning of Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon this evaluation, our management has concluded that, as of September 30, 2023, our existing disclosure controls and procedures were effective. It should be noted that while our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures provide a reasonable level of assurance that they are effective, they do not expect the disclosure controls and procedures to be capable of preventing all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met.

Changes in Internal Control over Financial Reporting

No changes were made to our internal controls over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 4.1 from Form S-3 (File No. 333-274899) filed with the Commission on October 6, 2023)

3.2	Amended and Restated General By-Law (incorporated by reference to Exhibit 3.4 from Form 10-Q (File No. 001-35776) filed with the Commission on August 11, 2023)

3.3	Advance Notice bylaw No. 2013-1 (incorporated by reference to Exhibit 4.3 from Form S-8 (File No. 333-191383) filed with the Commission on September 25, 2013)

4.1	Form of Common Warrant, dated September 25, 2023 (incorporated by reference to Exhibit 4.1 from Form 8-K (File No. 001-35776) filed with the Commission on September 26, 2023)

4.2	Form of Pre-Funded Warrant, dated September 25, 2023 (incorporated by reference to Exhibit 4.2 from Form 8-K (File No. 001-35776) filed with the Commission on September 26, 2023)

10.1

Form of Securities Purchase Agreement, dated September 24, 2023, by and between the Company and each of the Purchasers signatory thereto (incorporated by reference to Exhibit 10.1 from Form 8-K (File No. 001-35776) filed with the Commission on September 26, 2023)

10.2

Settlement Agreement, dated October 18, 2023, by and between the Company and Aker BioMarine Antarctic AS. (incorporated by reference to Exhibit 10.1 from Form 8-K (File No. 001-35776) filed with the Commission on October 23, 2023)

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

Dated: November 13, 2023

ACASTI PHARMA INC.

By:	/s/ Prashant Kohli
Name: Prashant Kohli
Title: Chief Executive Officer (Principal Executive Officer)

By:	/s/ Brian Ford
Name: Brian Ford
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)