Form 10-Q
period 2023-12-31
Acasti Pharma Inc.
filed 2024-02-12
CIK 1444192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________

FORM 10-Q

______________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

103 Carnegie Center Suite 300

Princeton, New Jersey 08540

(Address of principal executive offices, including zip code)

609-649-9272

(Registrant’s telephone number, including area code)

2572 boul. Daniel-Johnson, 2nd Floor Laval

Québec, Canada H7T 2R3

(Former name, former address, and former fiscal year, if changed since last report)

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

The number of outstanding common shares of the registrant, no par value per share, as of February 9, 2024, was 9,399,404.

ACASTI PHARMA INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended December 31, 2023

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains information that may be forward-looking statements within the meaning of Canadian securities laws or forward-looking statements within the meaning of U.S. federal securities laws, and we refer to such statements in this quarterly report as forward-looking statements. Forward- looking statements can be identified by the use of terms such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “intend”, “estimate”, “predict”, “potential”, “continue” or other similar expressions concerning matters that are not statements about the present or historical facts.

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
•
We are subject to uncertainty relating to healthcare reform measures and reimbursement policies that, if not favorable to our drug candidates, could hinder or prevent our drug candidates’ commercial success.
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

We express all amounts in this quarterly report in U.S. dollars, except where otherwise indicated. References to “$” are to U.S. dollars and references to “CAD$” are to Canadian dollars.

Except as otherwise indicated, references in this quarterly report to “Acasti,” “the Corporation,” “we,” “us” and “our” refer to Acasti Pharma Inc. and its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1: Financial Information

Unaudited Condensed Consolidated Interim Financial Statements

Condensed Consolidated Interim Balance Sheets	5

Condensed Consolidated Interim Statements of Loss and Comprehensive Loss	6

Condensed Consolidated Interim Statements of Shareholders’ Equity	7

Condensed Consolidated Interim Statements of Cash Flows	8

Notes to the Condensed Consolidated Interim Financial Statements	9

ACASTI PHARMA INC.

Condensed Consolidated Interim Balance Sheets

(Unaudited)

	December 31, 2023	March 31, 2023
(Expressed in thousands except share data)	$	$
Assets

Current assets:
Cash and cash equivalents	18,545	27,875
Short-term investments	6,569	15
Receivables	959	802
Prepaid expenses	811	598
Total current assets	26,884	29,290

Operating lease right of use asset	23	463
Equipment	12	104
Intangible assets	41,128	41,128
Goodwill	8,138	8,138
Total assets	76,185	79,123

Liabilities and Shareholders’ equity
Current liabilities:
Trade and other payables	1,746	3,336
Operating lease liability	24	75
Total current liabilities	1,770	3,411

Derivative warrant liabilities	3,332	—
Operating lease liability	—	410
Deferred tax liability	6,403	7,347
Total liabilities	11,505	11,168

Commitments and contingencies (Note 12)

Shareholders’ equity:
Class A common shares, no par value per share; unlimited shares authorized as of December 31, 2023 and March 31, 2023; 9,399,404 and 7,435,533 shares issued and outstanding as of December 31, 2023 and March 31, 2023, respectively	261,038	258,294
Class B, C, D and E common shares, no par value per share; unlimited shares authorized as of December 31, 2023 and March 31, 2023; none issued and outstanding	—	—
Additional paid-in capital	17,633	13,965
Accumulated other comprehensive loss	(6,038)	(6,038)
Accumulated deficit	(207,953)	(198,266)
Total shareholders' equity	64,680	67,955

Total liabilities and shareholders’ equity	76,185	79,123

See accompanying notes to unaudited interim consolidated financial statements.

ACASTI PHARMA INC.

Condensed Consolidated Interim Statements of Loss and Comprehensive Loss

(Unaudited)

	Three months ended		Nine months ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
(Expressed in thousands, except share and per share data)	$	$	$	$

Operating expenses
Research and development expenses, net of government assistance	(1,443)	(2,450)	(2,998)	(8,332)
General and administrative expenses	(1,570)	(1,589)	(4,922)	(5,187)
Sales and marketing	(30)	(206)	(184)	(563)
Restructuring cost	—	—	(1,485)	—
Loss from operating activities	(3,043)	(4,245)	(9,589)	(14,082)

Foreign exchange gain (loss)	3	15	(2)	(75)
Change in fair value of derivative warrant liabilities	125	—	(1,701)	10
Interest income and other expense, net	316	67	662	134
Total other income (expense), net	444	82	(1,041)	69
Loss before income tax recovery	(2,599)	(4,163)	(10,630)	(14,013)

Income tax recovery	208	274	943	671

Net loss and total comprehensive loss	(2,391)	(3,889)	(9,687)	(13,342)

Basic and diluted loss per share	(0.21)	(0.52)	(1.09)	(1.80)

Weighted-average number of shares outstanding	11,506,257	7,435,472	8,874,872	7,416,318

See accompanying notes to unaudited interim consolidated financial statements

ACASTI PARMA INC.

Condensed Consolidated Interim Statements of Shareholders' Equity

(Unaudited)

	Common Shares
(Expressed in thousands except share data)	Number	Dollar	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
		$	$	$	$	$
Balance, March 31, 2023	7,435,533	258,294	13,965	(6,038)	(198,266)	67,955
Net loss and total comprehensive loss for the period	—	—	—	—	(4,023)	(4,023)
Stock-based compensation	—	—	78	—	—	78
Balance at June 30, 2023	7,435,533	258,294	14,043	(6,038)	(202,289)	64,010

Issuance of common shares and pre-funded warrants through private placement, net of offering costs	1,951,371	2,744	2,963	—	—	5,707
Issuance of common shares upon the exercise of stock options	12,500	—	21	—	—	21
Net loss and total comprehensive loss for the period	—	—	—	—	(3,273)	(3,273)
Stock-based compensation	—	—	280	—	—	280
Balance at September 30, 2023	9,399,404	261,038	17,307	(6,038)	(205,562)	66,745

Net loss and total comprehensive loss for the period	—	—	—	—	(2,391)	(2,391)
Stock-based compensation	—	—	326	—	—	326
Balance at December 31, 2023	9,399,404	261,038	17,633	(6,038)	(207,953)	64,680

	Common Shares
(Expressed in thousands except for share data)	Number	Dollar	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
		$	$	$	$	$
Balance, March 31, 2022	7,381,425	257,990	12,154	(6,037)	(155,837)	108,270
Net loss and total comprehensive loss for the period	—	—	—	—	(4,524)	(4,524)
Cumulative translation adjustment	—	—	—	(2)	—	(2)
Stock-based compensation	—	—	464	—	—	464
Net proceeds from shares issued under the at-the-market (ATM) program	34,335	195	—	—	—	195
Balance at June 30, 2022	7,415,760	258,185	12,618	(6,039)	(160,361)	104,403

Net loss and total comprehensive loss for the period	—	—	—	—	(4,929)	(4,929)
Cumulative translation adjustment	—	—	—	(1)	—	(1)
Net proceeds from shares issued under the at-the-market (ATM) program	19,773	109	—	—	—	109
Stock-based compensation	—	—	582	—	—	582
Balance at September 30, 2022	7,435,533	258,294	13,200	(6,040)	(165,290)	100,164

Net loss and total comprehensive loss for the period	—	—	—	—	(3,889)	(3,889)
Cumulative translation adjustment	—	—	—	2	—	2
Stock-based compensation	—	—	443	—		443
Balance at December 31, 2022	7,435,533	258,294	13,643	(6,038)	(169,179)	96,720

ACASTI PHARMA INC.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

	Nine months ended
	December 31, 2023	December 31, 2022
(Expressed in thousands)	$	$
Cash flows used in operating activities:
Net loss for the period	(9,687)	(13,342)
Adjustments:
Depreciation of equipment	10	116
Gain on sale of equipment	(58)	—
Stock-based compensation	684	1,489
Change in fair value of warrant liabilities	1,701	(10)
Income tax recovery	(943)	(671)
Unrealized foreign exchange (gain) loss	—	(28)
Write-off of equipment	32	31
Changes in operating assets and liabilities:
Receivables	(157)	(268)
Prepaid expenses	(213)	(382)
Trade and other payables	(1,591)	478
Operating lease right of use asset	(23)	—
Net cash used in operating activities	(10,245)	(12,587)

Cash flows from investing activities:
Acquisition of equipment	—	(9)
Proceeds from sale of equipment	110	—
Acquisition of short-term investments	(6,554)	(5,015)
Maturity of short-term investments	—	13,185
Net cash (used in) provided by investing activities	(6,444)	8,161

Cash flows from financing activities:
Net proceeds from issuance of common shares and warrants from private placement	7,338	—
Proceeds from issuance of common shares from exercise of stock options	21	—
Net proceeds from shares issuance under the at-the-market (ATM) program	—	304
Net cash provided by financing activities	7,359	304

Effect of exchange rate fluctuations on cash and cash equivalents	—	24

Net decrease in cash and cash equivalents	(9,330)	(4,098)

Cash and cash equivalents, beginning of period	27,875	30,339
Cash and cash equivalents, end of period	18,545	26,241

Cash and cash equivalents are comprised of:
Cash	2,060	26,241
Cash equivalents	16,485	—

See accompanying notes to unaudited interim consolidated financial statements.

ACASTI PHARMA INC.

Notes to Condensed Interim Consolidated Financial Statements

(Unaudited)

(Expressed in thousands except share and per share data)

1. Nature of operation

Acasti Pharma Inc. (“Acasti” or the “Corporation”) is incorporated under the Business Corporations Act (Québec) (formerly Part 1A of the Companies Act (Québec)). The Corporation is domiciled in Canada and its registered office is located at 2572 boul. Daniel-Johnson, 2nd Floor Laval, Québec, Canada H7T 2R3.

The Corporation’s Class A common shares, no par value per share (“Common Shares”), are listed on the Nasdaq Capital Market (the “Nasdaq”) and, through March 27, 2023, the Corporation's Common Shares were also listed on the TSX Venture Exchange (“TSXV”), in each case, under the symbol “ACST”. On March 13, 2023, the Corporation received approval to voluntarily delist from the TSXV. Effective as at the close of trading on March 27, 2023, the Corporation's Common Shares are no longer listed and posted for trading on the TSXV.

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

In May 2023, the Corporation implemented a strategic realignment plan to enhance shareholder value that resulted in the Corporation engaging a new management team, streamlining its research and development activities and greatly reducing its workforce. Following the realignment, the Corporation is a smaller, more focused organization, based in the United States, and concentrated on its development of its lead product GTX-104. Further development of GTX-102 and GTX-101 will occur at such time when the Company is able to secure additional funding, or enters into strategic partnerships for license or sale with third parties.

On September 24, 2023, the Corporation entered into a securities purchase agreement with certain institutional and accredited investors. Gross proceeds to the Corporation from this private placement were $7,500, before deducting fees and expenses. The Corporation issued and sold an aggregate of 1,951,371 Common Shares, pre-funded warrants (the "Pre-funded Warrants") to purchase up to an aggregate of 2,106,853 Common Shares, each at a purchase price of $1.8481 per Common Share and accompanying common warrants (the "Common Warrants" and, together with the Pre-funded Warrants, the "Warrants") to purchase up to an aggregate of 2,536,391 Common Shares. The Corporation currently intends to use the net proceeds from the private placement for clinical trial expenses to further the Phase 3 clinical trial for GTX-104, pre-commercial planning, working capital and other general corporate purposes. The Corporation believes its cash runway, including net proceeds from this financing, will be sufficient to fund the Corporation’s operations into the second calendar quarter of 2026.

The Corporation will require additional capital to fund its daily operating needs beyond that time. The Corporation does not expect to generate revenue from product sales unless and until it successfully completes drug development and obtains regulatory approval, which the Corporation expects will take several years and is subject to significant uncertainty. To date, the Corporation has financed its operations primarily through public offerings and private placements of its Common Shares, warrants and convertible debt and the proceeds from research tax credits. Until such time that the Corporation can generate significant revenue from drug product sales, if ever, it will require additional financing, which is expected to be sourced from a combination of public or private equity or debt financing or other non-dilutive sources, which may include fees, milestone payments and royalties from collaborations with third parties. Arrangements with collaborators or others may require the Corporation to relinquish certain rights related to its technologies or drug product candidates. Adequate additional financing may not be available to the Corporation on acceptable terms, or at all. The Corporation’s inability to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue its business strategy. The Corporation plans to raise additional capital in order to maintain adequate liquidity. Negative results from studies or trials, if any, or depressed prices of the Corporation’s stock could impact the Corporation’s ability to raise additional financing. Raising additional equity capital is subject to market conditions that are not within the Corporation’s control. If the Corporation is unable to raise additional funds, the Corporation may not be able to realize its assets and discharge its liabilities in the normal course of business.

The Corporation remains subject to risks similar to other development-stage companies in the biopharmaceutical industry, including compliance with government regulations, protection of proprietary technology, dependence on third-party contractors and consultants and potential product liability, among others. Please refer to the risk factors included in Part 1, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended March 31, 2023, filed with the SEC on June 23, 2023 (the “Annual Report”).

Reverse stock split

On June 29, 2023, the Board of Directors of the Corporation approved an amendment to the Corporation's Articles of Incorporation to implement a reverse stock split of the Corporation's Common Shares, at a ratio of 1-for-6 (the “Reverse Stock Split”). On July 4, 2023, the Corporation filed Articles of Amendment to its Articles of Incorporation with the Registraire des entreprises du Québec, to implement the Reverse Stock Split. All references in these financial statements to number of Common Shares, warrants and options, price per share and weighted-average number of shares outstanding have been adjusted to reflect the Reverse Stock Split, which became effective on July 10, 2023.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended March 31, 2023, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Corporation’s consolidated financial position as of December 31, 2023, the consolidated results of its operations for the three and nine months ended December 31, 2023 and 2022, its statements of shareholders’ equity for the three and nine months ended December 31, 2023 and 2022, and its consolidated cash flows for the nine months ended December 31, 2023 and 2022.

These unaudited condensed consolidated financial statements should be read in conjunction with the Corporation’s audited consolidated financial statements and the accompanying notes for the year ended March 31, 2023 included in the Corporation’s Annual Report. The condensed consolidated balance sheet data as of March 31, 2023 presented for comparative purposes was derived from the Corporation’s audited consolidated financial statements. The results for the three and nine months ended December 31, 2023 are not necessarily indicative of the operating results to be expected for the full year or for any other subsequent interim period.

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

Estimates and assumptions include the measurement of stock-based compensation, derivative warrant liabilities, accruals for research and development contracts and contract organization agreements, and valuation of intangibles and goodwill. Estimates and assumptions are also involved in determining the extent to which research and development expenses qualify for research and development tax credits. The Corporation recognizes tax credits once it has reasonable assurance that they will be realized.

Recent accounting pronouncements

The Corporation has considered recent accounting pronouncements and concluded that they are either not applicable to the Corporation's business or that the effect is not expected to be material to the consolidated financial statements as a result of future adoption.

3. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 are as follows:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	$	$	$	$
Assets
Guaranteed investment certificates and term deposits classified as cash equivalents	16,485	16,485	—	—
Guaranteed investment certificates and term deposits classified as short-term investments	6,569	6,569	—	—
Total assets	23,054	23,054	—	—
Liabilities
Derivative warrant liabilities	3,332	—	—	3,332
Total liabilities	3,332	—	—	3,332

Assets measured at fair value on a recurring basis as of March 31, 2023 are as follows:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	$	$	$	$
Assets
Guaranteed investment certificate classified as a short-term investment	15	15	—	—
Total assets	15	15	—	—

There were no changes in valuation techniques or transfers between Levels 1, 2 or 3 during the nine months ended December 31, 2023. The Corporation’s derivative warrant liabilities are measured at fair value on a recurring basis using unobservable inputs that are classified as Level 3 inputs. Refer to Note 8(b) for the valuation techniques and assumptions used in estimating the fair value of the derivative warrant liabilities.

4. Receivables

	December 31, 2023	March 31, 2023
	$	$
Sales tax receivables	411	338
Government assistance	356	412
Interest receivable	164	52
Other receivables	28	—
Total receivables	959	802

Government assistance is comprised of research and development investment tax credits from the Québec provincial government, which relate to quantifiable research and development expenditures under the applicable tax laws. The amounts recorded as receivables are subject to a government tax audit and the final amounts received may differ from those recorded.

5. Short-term investments

The Corporation holds various marketable securities, with maturities greater than 3 months at the time of purchase, as follows:

	December 31, 2023	March 31, 2023
	$	$
Term deposits issued in CAD currency earning interest at 3% and maturing on March 29, 2024	15	15
Term deposits issued in USD currency earning interest at 5.62% and maturing on January 4, 2024	3,500	—
Term deposits issued in USD currency earning interest at 5.65% and maturing on February 5, 2024	3,054	—
Total short-term investments	6,569	15

6. Trade and other payables

	December 31, 2023	March 31, 2023
	$	$
Trade payables	913	1,242
Accrued liabilities and other payables	532	946
Employee salaries and benefits payable	301	1,148
Total trade and other payables	1,746	3,336

7. Leases

The Corporation has historically entered into lease arrangements for its research and development and quality control laboratory facility located in Sherbrooke, Québec. As of December 31, 2023, the Corporation had one operating lease with required future minimum payments. On March 14, 2022, the Corporation renewed the lease agreement effective April 1, 2022, resulting in a commitment of $556 over a 24-month base lease term with an option to renew for an additional 48-month term. In April 2023, the Corporation elected not to renew the additional 48-month option to renew, with the lease expected to terminate March 31, 2024. The Corporation accounted for the change in lease term as a lease modification under ASC 842. Due to the modification in lease term, the Corporation remeasured the lease liability and right-of-use asset associated with the lease. As of the effective date of modification, the Corporation recorded an adjustment to the right-of-use asset and lease liability in the amount of $369 based on the net present value of lease payments discounted using an estimated incremental borrowing rate of 4.3%.

Supplemental balance sheet information related to leases as of December 31, 2023 was as follows:

	December 31, 2023	March 31, 2023
	$	$
Operating lease right of use asset	23	463
Operating lease liability, current	24	75
Operating lease liability, long-term	—	410
Total operating lease liability	24	485

Supplemental lease expense related to leases is as follows:

	Three months ended		Nine months ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
	$	$	$	$
Operating lease cost	23	22	70	69
Total lease expense	23	22	70	69

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Corporation’s operating lease for the nine-month period ended December 31, 2023:

Operating cash flows for operating lease	$70
Weighted-average remaining lease term (in years)	0.25
Weighted-average discount rate	4.3%

As the Corporation's lease does not provide an implicit rate, the Corporation utilized its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Corporation could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.

Future minimum lease payments under the Corporation’s operating lease as of December 31, 2023 were as follows:

December 31, 2023
$
2024	24
2025 and thereafter	—
Total lease payments	24
Less: interest	—
Total lease liability	24

8. Common shares and warrants

a. Common Shares

Authorized capital stock

Unlimited number of shares

•
Class A common shares ("Common Shares"), voting (one vote per share), participating and without par value. As of December 31, 2023, there were 9,399,404 Common Shares issued and outstanding.
•
Class B common shares, voting (ten votes per share), non-participating, without par value and maximum annual non-cumulative dividend of 5% on the amount paid per share. Class B common shares are convertible, at the holder’s discretion, into Common Shares, on a one-for-one basis, and Class B common shares are redeemable at the holder’s discretion for CAD $4.80 per share, subject to certain conditions. As of December 31, 2023, there were no Class B common shares issued and outstanding.
•
Class C common shares, non-voting, non-participating, without par value and maximum annual non-cumulative dividend of 5% on the amount paid per share. Class C common shares are convertible, at the holder’s discretion, into Common Shares, on a one-for-one basis, and Class C common shares are redeemable at the holder’s discretion for CAD $1.20 per share, subject to certain conditions. As of December 31, 2023, there were no Class C common shares issued and outstanding.
•
Class D and E common shares, non-voting, non-participating, without par value and maximum monthly non-cumulative dividend between 0.5% and 2% on the amount paid per share. Class D and E common shares are convertible, at the holder’s discretion, into Common Shares, on a one-for-one basis, and Class D and E common shares are redeemable for the price paid for such shares, plus a redemption premium described in the Corporation's Articles of Incorporation, as amended, at the holder’s discretion, subject to certain conditions. As of December 31, 2023, there were no Class D or E common shares issued and outstanding.

Private Placement

On September 24, 2023, the Corporation entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional and accredited investors in connection with a private placement of the Corporation's securities (the “Offering”). Pursuant to the Purchase Agreement, the Corporation agreed to offer and sell 1,951,371 Common Shares, at a purchase price of $1.848 per Common Share and Pre-funded Warrants to purchase up to 2,106,853 Common Shares at a purchase price equal to the purchase price per Common Share less $0.0001. Each Pre-funded Warrant is exercisable for one Common Share at an exercise price of $0.0001 per Common Share, is immediately exercisable, and will expire once exercised in full. Pursuant to the Purchase Agreement, the Corporation also issued to such institutional and accredited investors Common Warrants to purchase Common Shares, exercisable for an aggregate of 2,536,391 Common Shares. Under the terms of the Purchase Agreement, for each Common Share and each Pre-funded Warrant issued in the Offering, an accompanying five-eighths (0.625) of a Common Warrant was issued to the purchaser thereof. Each whole Common Warrant is exercisable for one Common Share at an exercise price of $3.003 per Common Share, is immediately exercisable, and will expire on the earlier of (i) the 60th day after the date of the acceptance by the U.S. Food and Drug Administration of a New Drug Application for the Corporation’s product candidate GTX-104 or (ii) five years from the date of issuance.

The Offering closed on September 25, 2023. The net proceeds to the Corporation from the Offering were $7,338, after deducting fees and expenses.

At-the-Market (“ATM”) Program

On June 29, 2020, the Corporation entered into an amended and restated sales agreement (the “Sales Agreement”) with B. Riley FBR, Inc. (“B.Riley”), Oppenheimer & Co. Inc. and H.C. Wainwright & Co., LLC (collectively, the “Agents”) to amend the Corporation’s existing ATM program. Under the terms of the Sales Agreement, which had a three-year term, the Corporation could issue and sell from time to time, Common Shares having aggregate gross proceeds of up to $75,000 through the Agents. Subject to the terms and conditions of the Sales Agreement, the Agents would use their commercially reasonable efforts to sell the Common Shares from time to time, based upon the Corporation’s instructions. The Corporation had no obligation to sell any of the Common Shares and could, at any time, suspend sales under the Sales Agreement. The Corporation and the Agents could terminate the Sales Agreement in accordance with its terms. Under the terms of the Sales Agreement, the Corporation provided the Agents with customary indemnification rights and the Agents were entitled to compensation at a commission rate equal to 3.0% of the gross proceeds from each sale of the Common Shares. The Sales Agreement expired pursuant to its terms on June 29, 2023.

During the nine months ended December 31, 2023, no Common Shares were sold under the ATM program. During the nine months ended December 31, 2022, 54,108 Common Shares were sold for total net proceeds of $304 with commissions, legal expenses and costs related to the share sale amounting to $10. The Common Shares were sold at the prevailing market prices, which resulted in an average price of approximately $5.70 per share.

b. Warrants

On May 9, 2023, warrants issued pursuant to the Corporation’s May 2018 Canadian public offering to acquire 137,370 Common Shares at an exercise price of CAD $62.88 expired.

As further discussed above, on September 25, 2023, the Corporation issued Warrants exercisable for 4,643,244 Common Shares in the Offering pursuant to the terms of the Purchase Agreement entered into with certain institutional and accredited investors. As of December 31, 2023, no Warrants have been exercised.

The Common Warrants issued as a part of the Offering are derivative warrant liabilities given the warrant indenture did not meet the fixed-for-fixed criterion and that the Common Warrants are not indexed to the Corporation’s own stock. Proceeds were allocated amongst Common Shares, Pre-funded Warrants, and Common Warrants by applying the residual method, with fair value of the Common Warrants determined using the Black-Scholes model, resulting in an initial warrant liability of $1,631 and $45 of issuance costs allocated to Common Warrants. Accordingly, $2,822 and $3,047 of gross proceeds were allocated to Common Shares and Pre-funded Warrants, respectively; and $78 and $84 of issuance costs were allocated to Common Shares and Pre-funded Warrants, respectively. For the nine months ended December 31, 2023, Common Warrants were revalued at fair value. Any changes in fair value of the Common Warrants are reflected in the Corporations Statements of Loss and Comprehensive Loss.

The derivative warrant liabilities are measured at fair value at each reporting period and the reconciliation of changes in fair value is presented in the following table:

	December 31, 2023	December 31, 2022
	$	$
Beginning balance	—	10
Issued during the year	1,631	—
Change in fair value	1,701	(10)
Ending balance	3,332	—

The warrant liability was determined based on the fair value of warrants at the issue date and the reporting dates using the Black-Scholes model with the following weighted-average assumptions will expire on the earlier of (i) the 60th day after the date of the acceptance by the U.S. Food and Drug Administration of a New Drug Application for the Corporation's product candidate GTX-104 or (ii) five years from the date on issuance.

	September 25, 2023	December 31, 2023
Risk-free interest rate	5.00%	4.15%
Share price	$1.78	$2.89
Expected warrant life	2.54	2.28
Dividend yield	0%	0%
Expected volatility	80.90%	80.84%

The weighted-average assumptions were prorated based on the probability of the warrant liability expiring on the 60th day after the date of the acceptance by the U.S. Food and Drug Administration of a New Drug Application for the Corporation's product candidate GTX-104 and of it expiring on five years from the date of issuance. The weighted-average fair values of the Common Warrants were determined to be $0.64 and $1.31 per Common Warrant, as of September 25, 2023 and December 31, 2023, respectively. The risk-free interest rate at the issue date and on the reporting date of December 31, 2023 was based on the interest rate corresponding to the U.S. Treasury rate issue with a remaining term equal to the expected term of the warrants. The expected volatility was based on the historical volatility for the Corporation.

At December 31, 2023, the Corporation had outstanding Common Warrants to purchase 2,536,391 Common Shares, with an exercise price of $3.003, all of which were classified as derivative warrant liability. At December 31, 2023, the Corporation had outstanding Pre-funded Warrants to purchase 2,106,853 Common Shares, with an exercise price of $0.0001, all of which were classified within shareholders' equity. The Common Warrants will expire on the earlier of (i) the 60th day after the date of the acceptance by the U.S. Food and Drug Administration of a New Drug Application for the Corporation's product candidate GTX-104 or (ii) five years from the date of issuance.

9. Stock-based compensation

At December 31, 2023, the Corporation had in place a stock option plan for directors, officers, employees, and consultants of the Corporation (“Stock Option Plan”).

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

The following table summarizes information about activities within the Stock Option Plan for the nine-month period ended December 31, 2023:

	Number of options	Weighted-average exercise price	Weighted-average grant date fair value
		$	$
Outstanding, March 31, 2023	740,957	13.60	11.23
Granted	607,670	2.50	2.13
Exercised	(12,500)	1.27	2.27
Forfeited/Cancelled	(614,334)	12.89	1.61
Outstanding, December 31, 2023	721,793	3.68	2.02
Exercisable, December 31, 2023	217,480	5.34	1.67

Forfeited and cancelled options were as a result of the Corporation's restructuring that occurred during the nine months ended December 31, 2023. On July 14, 2023, the Corporation's Board of Directors approved the grant of options to purchase 446,502 Common Shares at an exercise price of $2.64 per Common Share under the Corporation's Stock Option Plan. On December 19, 2023, the Corporation's Board of Directors approved the grant of options to purchase 161,168 Common Shares at an exercise price of $2.125 per Common Share under the Corporation's Stock Option Plan.

The weighted-average grant date fair value of awards for options granted during the nine months ended December 31, 2023 was $2.13. The fair value of options granted was estimated using the Black-Scholes option pricing model, resulting in the following weighted-average assumptions for the options granted:

	December 31, 2023	December 31, 2022
	Weighted-average	Weighted-average
Exercise price [1]	$2.50	$0.81
Share price [1]	$2.50	$0.81
Dividend	—	—
Risk-free interest	3.95%	3.27%
Estimated life (years)	5.66	5.73
Expected volatility	117.80%	117.56%

1 Original CAD price of $1.10 has been converted to USD using a conversion rate of 0.7378 as of December 31, 2022.

Compensation expense recognized under the Stock Option Plan is summarized as follows:

	Three months ended		Nine months ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
	$	$	$	$
Research and development expenses	61	139	145	481
General and administrative expenses	265	280	523	930
Sales and marketing expenses	-	24	16	78
	326	443	684	1,489

As of December 31, 2023, there was $671 of total unrecognized compensation cost, related to non-vested stock options, which is expected to be recognized over a remaining weighted-average vesting period of 1.31 years.

Corporation equity incentive plan

The Corporation established an equity incentive plan (the “Equity Incentive Plan”) for employees, directors, and consultants. The Equity Incentive Plan provides for the issuance of restricted share units (RSUs), performance share units, restricted shares, deferred share units and other stock-based awards, subject to restricted conditions as may be determined by the Board of Directors. There were no such awards outstanding as of December 31, 2023 and 2022, and no stock-based compensation was recognized for the period ended December 31, 2023 and 2022 under the Equity Incentive Plan.

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

The Corporation excluded the following potential Common Shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	December 31, 2023	December 31, 2022
Options outstanding	721,793	740,974
September 2023 Common Warrants	2,536,391	—
May 2018 public offering warrants	—	137,370

Basic and diluted net loss per share is calculated based upon the weighted-average number of Common Shares outstanding during the period. Common Shares underlying the Pre-funded Warrants are included in the calculation of basic and diluted earnings per share.

11. Financial instruments

a. Concentration of credit risk

Financial instruments that potentially subject the Corporation to a concentration of credit risk consist primarily of cash, cash equivalents, and short-term investments. Cash, cash equivalents, and short-term investments are all invested in accordance with the Corporation’s Investment Policy with the primary objective being the preservation of capital and the maintenance of liquidity, which risk is managed by dealing only with highly rated Canadian and U.S. institutions. The carrying amount of financial assets, as disclosed in the consolidated balance sheets, represents the Corporation’s credit exposure at the reporting date.

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

c. Liquidity risk

Liquidity risk is the risk that the Corporation will encounter difficulty in meeting the obligations associated with its financial liabilities that are settled by delivering cash or another financial asset. The Corporation manages liquidity risk through the management of its capital structure and financial leverage. It also manages liquidity risk by continuously monitoring actual and projected cash flows. The Board of Directors reviews and approves the Corporation's operating budgets, and reviews material transactions outside the normal course of business. The Corporation currently does not have long-term debt nor arranged committed sources of financing and is currently using existing cash and short-term investment balances to fund operations. Refer to Note 1 – Nature of Operations.

12. Commitments and contingencies

Research and development contracts and contract research organizations agreements

The Corporation utilizes contract manufacturing organizations (“CMOs”) for the development and production of clinical materials and contract research organizations (“CROs”) to perform services related to its clinical trials. Pursuant to the agreements with these CMOs and CROs, the Corporation has either the right to terminate the agreements without penalties or under certain penalty conditions. As of December 31, 2023, the Corporation has no commitments from CMOs and $7,670 of commitments for the next twelve months to CROs.

Raw krill oil supply contract

On October 25, 2019, the Corporation signed a supply agreement with Aker BioMarine Antarctic AS. (“AKBM”) to purchase raw krill oil product for a committed volume of commercial starting material for CaPre, one of the Corporation’s former drug candidates, for a total fixed value of $3,100 based on the value of krill oil at that time. As of March 31, 2022, the remaining balance of commitment amounted to $2,800. During the second calendar quarter of 2022, AKBM informed the Corporation that AKBM believed it had satisfied the terms of the supply agreement as to their obligation to deliver the remaining balance of raw krill oil product, and that the Corporation was therefore required to accept the remaining product commitment. The Corporation disagreed with AKBM’s position and believed that AKBM was not entitled to further payment under the supply agreement. Accordingly, no liability was recorded by the Corporation. The dispute remained unresolved as of both March 31, 2023 and 2022. On October 18, 2023, the Corporation entered into an agreement with AKBM to settle any and all potential claims regarding amounts due under the supply agreement (“Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, in exchange for a release and waiver of claims arising out of the supply agreement by AKBM and any of AKBM’s affiliates, the Corporation and AKBM agreed to the following: (a) AKBM retained ownership of all raw krill oil product, including amounts previously delivered to the Corporation, (b) AKBM acquired and took ownership of all production equipment related to the production of CaPre, (c) AKBM acquired and took ownership of all data from research, clinical trials and pre-clinical studies with respect to CaPre, and (d) AKBM acquired and took ownership over all rights, title and interest in and to all intellectual property rights, including all patents and trademarks, related to CaPre owned by the Corporation. Pursuant to the terms of the Settlement Agreement, AKBM acknowledged that the CaPre assets were transferred on an “as is” basis, and in connection therewith the Corporation disclaimed all representations and warranties in connection with the CaPre assets, including any representations with respect to performance or sufficiency. The value of the raw krill oil previously delivered to the Corporation, the production equipment, and the intellectual property rights related to CaPre were fully impaired in prior reporting periods and had a carrying value of nil as of March 31, 2023. As of December 31, 2023, no liability was recorded by the Corporation.

Legal proceedings and disputes

In the ordinary course of business, the Corporation is at times subject to various legal proceedings and disputes. The Corporation assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Corporation will incur a loss and the amount of the loss can be reasonably estimated, the Corporation records a liability in its consolidated financial statements. These legal contingencies may be adjusted to reflect any relevant developments. Where a loss is not probable or the amount of loss is not estimable, the Corporation does not accrue legal contingencies. While the outcome of legal proceedings is inherently uncertain, based on information currently available, management believes that it has established appropriate legal reserves. Any incremental liabilities arising from pending legal proceedings are not expected to have a material adverse effect on the Corporation’s financial position, results of operations, or cash flows. However, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Corporation’s financial position, results of operations, or cash flows. No reserves or liabilities have been accrued as of December 31, 2023.

13. Restructuring Costs

On May 8, 2023, the Corporation communicated its decision to terminate a substantial amount of its workforce as part of a plan that intended to align the Corporation’s organizational and management cost structure to prioritize resources to GTX-104, thereby reducing losses to improve cash flow and extend available cash resources. The Corporation incurred $1,485 of costs primarily consisting of employee severance costs and legal fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This management’s discussion and analysis (“MD&A”) is presented in order to provide the reader with an overview of the financial results and changes to our consolidated balance sheet at December 31, 2023. This MD&A also explains the material variations in our results of operations for the three and nine months ended December 31, 2023 and 2022, consolidated balance sheets as of December 31, 2023 and March 31, 2023, and cash flows for the nine months ended December 31, 2023 and 2022.

Market data, and certain industry data and forecasts included in this MD&A were obtained from internal Corporation surveys and market research conducted by third parties hired by us, publicly available information, reports of governmental agencies and industry publications, and independent third-party surveys. We have relied upon industry publications as our primary sources for third-party industry data and forecasts. Industry surveys, publications and forecasts generally state that the information they contain has been obtained from sources believed to be reliable, but that the accuracy and completeness of that information are not guaranteed. We have not independently verified any of the data from third-party sources or the underlying economic assumptions they have made. Similarly, internal surveys, industry forecasts and market research, which we believe to be reliable based upon our management’s or contracted third parties’ knowledge of our industry, have not been independently verified. Our estimates involve risks and uncertainties, including assumptions that may prove not to be accurate, and these estimates and certain industry data are subject to change based on various factors, including those discussed in this quarterly report and in our most recently filed Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on June 23, 2023 (the “Annual Report”). This MD&A contains forward-looking information. You should review our Special Note Regarding Forward-Looking Statements presented at the beginning of this quarterly report.

This MD&A should be read in conjunction with our unaudited condensed consolidated interim financial statements for the three and nine months ended December 31, 2023 and 2022 included elsewhere in this quarterly report. Our interim financial statements were prepared in accordance with U.S. GAAP.

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

Our therapeutic pipeline consists of three unique clinical-stage and multiple pre-clinical stage assets supported by an intellectual property portfolio of more than 40 granted and pending patents in various jurisdictions worldwide. These drug candidates aim to improve clinical outcomes in the treatment of rare and orphan diseases by applying proprietary formulation and drug delivery technologies to existing pharmaceutical compounds to achieve improvements over the current standard of care, or to provide treatment for diseases with no currently approved therapies.

We believe that rare disorders represent an attractive area for drug development, and there remains an opportunity for us to utilize already approved drugs that have established safety profiles and clinical experience to potentially address significant unmet medical needs. A key advantage of pursuing therapies for rare disorders is the potential to receive orphan drug designation (“ODD”) from the FDA. Our three drug candidates have received ODD status, provided certain conditions are met at new drug application ("NDA") approval. ODD provides for seven years of marketing exclusivity in the United States post-launch, provided certain conditions are met, and the potential for faster regulatory review. ODD status can also result in tax credits of up to 50% of clinical development costs conducted in the United States upon marketing approval and a waiver of the NDA fees, which we estimate can translate into savings of approximately $3.2 million for our lead drug candidate, GTX-104. Developing drugs for rare diseases can often allow for clinical trials that are more manageably scaled and may require a smaller, more targeted commercial infrastructure.

The specific diseases targeted for drug development by us are well understood, although the patient populations suffering from such diseases may remain poorly served by available therapies or, in some cases, approved therapies do not yet exist. We aim to effectively treat debilitating symptoms that result from these underlying diseases.

Our lead drug candidate:

•
GTX-104 is a clinical-stage, novel, injectable formulation of nimodipine being developed for intravenous infusion (IV) in aneurysmal subarachnoid hemorrhage (aSAH) patients to address significant unmet medical needs. The unique nanoparticle technology of GTX-104 facilitates aqueous formulation of insoluble nimodipine for a standard peripheral IV infusion. GTX-104 provides a convenient IV delivery of nimodipine in the Intensive Care Unit eliminating the need for nasogastric tube administration in unconscious or dysphagic patients. Intravenous delivery of GTX-104 also has the potential to lower food effects, drug-to-drug interactions, and eliminate potential dosing errors. Further, GTX-104 has the potential to better manage hypotension in aSAH patients. GTX-104 has been administered in over 150 healthy volunteers and was well tolerated with significantly lower inter- and intra-subject pharmacokinetic variability compared to oral nimodipine. On October 23, 2023, we enrolled our first patient in our pivotal Phase 3 safety trial to evaluate GTX-104 in patients hospitalized for aSAH.

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

In May 2023, we announced the strategic decision to prioritize development of GTX-104 with a goal to advance the product candidate to commercialization, while conserving resources as much as possible to complete development efficiently. We estimate that the deferral of GTX-102 and GTX-101 clinical development could be at least three years given the timeline to complete the development and potential commercial launch of GTX-104. Further development of GTX-102 and GTX-101 will occur at such time as we obtain additional funding, or enter into strategic partnerships for license or sale with third parties.

The decision to defer further development of GTX-102 and GTX-101 triggered a comprehensive impairment review of our intangible assets as of March 31, 2023. Given the extended timeline, we increased the discount rates used to value the related assets in order to recognize additional risks related to prioritizing one asset over the others, the financing for the projects given limited available resources and the need to preserve cash to advance GTX-104 as far as possible, potential competitor advances that could arise over three years, the general market depression affecting small cap development companies like us, and the prohibitively high dilution and expense of available funding in the capital markets. Increasing the discount rates significantly reduced the discounted cash flow values for each of the programs deferred. Accordingly, in the year ended March 31, 2023, we recorded impairment charges related to GTX-102 and GTX-101 of $22.7 million and $6.0 million respectively, together with further adjustments made to deferred taxes and goodwill directly related to those assets. The aggregate impairment charge was $33.5 million. We continue to believe that GTX-102 and GTX-101 may eventually provide significant value when development resumes and, if approved, commercialized successfully.

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

•
GTX-104 is a clinical-stage, novel formulation of nimodipine for IV infusion in aSAH patients. It uses surfactant micelles as the drug carrier to solubilize nimodipine. This unique nimodipine injectable formulation is composed of a nimodipine base, an effective amount of polysorbate 80, a non-ionic hydrophilic surfactant, and a pharmaceutically acceptable carrier for injection. GTX-104 is supplied as an aqueous concentrate that upon dilution with saline, dextrose or lactated ringer, is a ready-to-use infusion solution, which is stable and clear.

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
•
Eliminates food effects that impact the absorption of the oral form of nimodipine
•
Lower inter and intra-subject variability as compared to oral nimodipine

GTX-104 could provide a more convenient mode of administration as compared to generic nimodipine capsules or NYMALIZE™. GTX-104 is administered as an intravenous infusion compared to oral administration via a nasogastric tube in unconscious patients every four hours for both nimodipine capsules and NYMALIZE™. Therefore, GTX-104 could make a major contribution to patient care by potentially reducing the dosing associated nursing burden. More convenient, continuous, and consistent dosing can also reduce the risk of medication errors. In addition, as depicted in the charts below, two PK studies have shown that GTX-104 has the potential to provide improved bioavailability and show reduced inter- and intra-subject variability compared to oral nimodipine, which is hypothesized to limit the risk of hypotension and to better achieve a desired therapeutic concentration. The variability was observed higher following the capsule administration as compared to IV infusion administration (nimodipine exposure variability at steady state observed 37.5% following oral capsule administration versus 15.5%, following GTX-104 IV infusion) Because of its IV formulation, we also expect GTX-104 to reduce certain drug-drug interactions and food effects.

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

We estimate that approximately 50,000 individuals experience aSAH each year in the U.S. based on third-party market research, and that total addressable market for aSAH is approximately $300 million in the U.S. There are an estimated 150,000 aSAH patients each year in China and approximately 55,000 patients in the European Union based on annual inpatient admissions and the average length-of-stay.

GTX-104 Development Milestones

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

Phase 3 STRIVE-ON Randomized Safety Trial for GTX-104

In April 2023, we received a Type C written meeting response and clarifying feedback from the FDA on our proposed Phase 3 safety trial for GTX-104. The FDA provided additional comments on our development plan that, pending submission of the final clinical protocol and FDA approval of same, would allow us to proceed with the initiation of a Phase 3 safety clinical trial in aSAH patients. On July 5, 2023, we announced the alignment with the U.S. Food and Drug Administration on our GTX-104 pivotal Phase 3 safety trial protocol.

The FDA concurred with the suitability of the 505(b)(2) regulatory pathway with the selected Reference Listed Drug NIMOTOP oral capsules (NDA 018869), and that our GTX-104-002 PK trial may have met the criteria for a scientific bridge.

Based on the design of our Phase 3 trial, which we have titled STRIVE-ON (Safety, Tolerability, Randomized, IV and Oral Nimodipine), the clinical trial is a prospective, open-label, randomized (1:1 ratio), parallel group trial of GTX-104 compared with oral nimodipine, in patients hospitalized for aSAH. Key trial design features include:

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

GTX-102 Overview

GTX-102 is a novel, concentrated oral-mucosal spray of betamethasone intended to improve neurological symptoms of A-T for which there are currently no FDA-approved therapies. GTX-102 is a stable, concentrated oral spray formulation comprised of the gluco-corticosteroid betamethasone that, together with other excipients can be sprayed conveniently over the tongue of the A-T patient and is rapidly absorbed.

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

Current treatment of PHN most often consists of oral gabapentin (first line) and prescription lidocaine patches or antidepressants (second line), and refractory cases may be prescribed opioids to address persistent pain. Gabapentin and opioid abuse have continued to proliferate, and lidocaine patches are suboptimal for many reasons. An independent third-party market research firm we commissioned interviewed more than 250 physicians who regularly treat PHN patients and found that approximately 40% of patients using lidocaine patches experience insufficient pain relief. Lidocaine patches are difficult to use, fall off, and look unsightly with possible skin sensitivity and irritation. Additionally, lidocaine patches can only be used for 12 hours and then need to be removed for 12 hours before being reapplied. Prescription lidocaine patches are only approved for PHN, and the market is currently made up of both branded and generic offerings. It is estimated that PHN affects approximately 120,000 patients per year in the United States. According to a third-party report we commissioned, the total addressable market for GTX-101 could be as large as $2.5 billion, consisting of approximately $200 million for PHN pain and $2.3 billion for non-PHN pain indications.

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

Recent Developments

Change in Certifying Accountant

On December 11, 2023, the Audit Committee of the Corporation's Board of Directors (the "Board") recommended to the Board and the Board approved the dismissal of Ernst & Young LLP (Canada) ("E&Y") as the Corporation’s independent registered public accounting firm. The report of E&Y on the consolidated financial statements of the Corporation as of and for the fiscal year ended March 31, 2023 did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. On December 11, 2023, in connection with the Corporation’s dismissal of E&Y, the Audit Committee recommended to the Board and the Board approved the engagement of KPMG LLP (U.S.) ("KPMG") as its new independent registered public accounting firm to audit the Corporation’s consolidated financial statements for the fiscal year ending March 31, 2024. The decision to engage KPMG was recommended by the Audit Committee, and approved by the Board, after taking into account KPMG’s location in the United States, the results of a competitive review process and other business factors.

Dosing of First Patient

On October 23, 2023, we enrolled our first patient in our STRIVE-ON Phase 3 clinical trial. The trial is expected to take approximately 18 months to complete from the time the first patient is enrolled, and we expect this safety trial to be the final clinical step required to seek FDA approval under the 505(b)(2) regulatory pathway.

September 2023 Private Placement Offering

On September 24, 2023, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional and accredited investors in connection with a private placement offering of our securities (the “Offering”). Pursuant to the Purchase Agreement, we agreed to offer and sell 1,951,371 Class A common shares, no par value per share (the “Common Shares”), at a purchase price of $1.848 per Common Share and pre-funded warrants (the “Pre-funded Warrants”) to purchase up to 2,106,853 Common Shares at a purchase price equal to the purchase price per Common Share less $0.0001. Pursuant to the Purchase Agreement, we also issued to such institutional and accredited investors common warrants (the “Common Warrants” and, together with the Pre-funded Warrants, the “Warrants”) to purchase Common Shares, exercisable for an aggregate of 2,536,391 Common Shares. Under the terms of the Purchase Agreement, for each Common Share and each Pre-funded Warrant issued in the Offering, an accompanying five-eighths (0.625) of a Common Warrant was issued to the purchaser thereof.

The Offering closed on September 25, 2023. Shore Pharma LLC, an entity controlled by Vimal Kavuru, the Chair of our Board of Directors, and SS Pharma LLC, the beneficial owner of 5.5% of our Common Shares outstanding prior to the Offering, each a related party of ours, participated in the Offering. The net proceeds to us from the Offering were approximately $7.3 million, after deducting fees and expenses.

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

Reverse stock split

On June 29, 2023, our Board of Directors approved an amendment to our Articles of Incorporation to implement the Reverse Stock Split. On July 4, 2023, we filed Articles of Amendment to our Articles of Incorporation with the Registraire des entreprises du Québec, to implement the Reverse Stock Split. All applicable references in this MD&A to number of Common Shares, warrants and options, price per share and weighted-average number of shares outstanding prior to the Reverse Stock Split have been adjusted to reflect the Reverse Stock Split, which was made effective on July 10, 2023.

Announcement of successful submission of pivotal GTX-104 Phase 3 safety study protocol with FDA and implementation of strategic realignment plan

On May 8, 2023, we announced the successful submission to the FDA of GTX-104's full protocol of our pivotal Phase 3 safety trial and implementation of a strategic realignment plan to maximize shareholder value.

Key strategies implemented were:

•
Prioritization of resources to GTX-104. On July 5, 2023, we announced alignment with the FDA on our GTX-104 pivotal Phase 3 safety trial protocol.
•
Transformation of our operating model to be an agile biopharma reflecting our complete focus on GTX-104. In alignment with our new operating model, we brought on a highly experienced new management team with deep subject matter knowledge and direct, hands-on clinical trial experience in aSAH.
•
Significant extension of our cash runway. We believe our existing cash, cash equivalents, and short-term investments will be sufficient to fund our operations into the second calendar quarter of 2026.
•
Evaluation of strategic alternatives to maximize value of de-prioritized pipeline assets, GTX-102 and GTX-101.

In connection with the transformation of our operating model, we appointed the following industry experts to our senior management team:

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

Following the realignment, the Corporation is a smaller, more focused organization, based in the United States, and concentrated on its development of its lead product GTX-104.

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

Our assets as of December 31, 2023, include cash, cash equivalents, and short-term investments totaling $25.1 million and intangible assets and goodwill totaling $49.3 million. Our current liabilities total $1.8 million as of December 31, 2023 and are comprised primarily of amounts due to or accrued for creditors. The Corporation believes its cash runway will be sufficient to fund the Corporation’s operations into the second calendar quarter of 2026.

Results of Operations for the Three and Nine months ended December 31, 2023 and 2022

	Three months ended			Nine months ended
	December 31, 2023	December 31, 2022	Increase (Decrease)	December 31, 2023	December 31, 2022	Increase (Decrease)
	$	$	$	$	$	$

Operating expenses
Research and development expenses, net of government assistance	1,443	2,450	(1,007)	2,998	8,332	(5,334)
General and administrative expenses	1,570	1,589	(19)	4,922	5,187	(265)
Sales and marketing expenses	30	206	(176)	184	563	(379)
Restructuring costs	—	—	—	1,485	—	1,485
Loss from operating activities	(3,043)	(4,245)	(1,202)	(9,589)	(14,082)	(4,493)

Foreign exchange gain (loss)	3	15	(12)	(2)	(75)	73
Change in fair value of warrant liabilities	125	—	125	(1,701)	10	(1,711)
Interest income and other expense	316	67	249	662	134	528
Income tax recovery	208	274	(66)	943	671	272

Net loss	(2,391)	(3,889)	(1,498)	(9,687)	(13,342)	(3,655)

Net loss

The net loss of $2,391, or $0.21 per share, for the three months ended December 31, 2023 decreased by $1,498 from the net loss of $3,889, or $0.52 per share, for the three months ended December 31, 2022.

The net loss of $9,687, or $1.09 per share, for the nine months ended December 31, 2023 decreased by $3,655 from the net loss of $13,342, or $1.80 per share, for the nine months ended December 31, 2022.

Research and development expenses, net of government assistance

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

Our research and development during the three and nine months ended December 31, 2023, was focused primarily on our clinical development programs for our GTX-104 drug candidate. Research and development expenses during the three and nine months ended December 31, 2022 were focused primarily on our clinical development programs GTX-104, GTX-102, and GTX-101 drug candidates.

The following table summarizes our research and development expenses for the periods presented:

Research and development expenses
	Three months ended			Nine months ended
	December 31, 2023	December 31, 2022	Increase (Decrease)	December 31, 2023	December 31, 2022	Increase (Decrease)
	$	$	$	$	$	$
Total third-party research and development expenses [1]	1,219	1,898	(679)	2,196	6,471	(4,275)
Government grants & tax credits	—	(115)	115	55	(196)	251
Salaries and benefits	163	522	(359)	597	1,483	(886)
Research and development expense before stock-based compensation and depreciation	1,382	2,305	(923)	2,848	7,758	(4,910)
Stock-based compensation	61	139	(78)	145	481	(336)
Depreciation and write-off of equipment	—	6	(6)	5	93	(88)
Total	1,443	2,450	(1,007)	2,998	8,332	(5,334)

1 Total third-party research and development expenses are calculated before salaries and benefits, depreciation, write-off of equipment and stock-based compensation. Because there is no standard method endorsed by U.S. GAAP, the results may not be comparable to similar measurements presented by other public companies.

Total third-party research and development expenses for the three and nine months ended December 31, 2023, were $1,219 and $2,196, respectively, compared to $1,898 and $6,471 for the three and nine months ended December 31, 2022, respectively. This decrease of $679 and $4,275 was primarily due to the restructuring to align our organizational and management cost structure to prioritize resources to GTX-104, thereby reducing losses to improve cash flow and extend available cash resources. Our clinical development programs for GTX-102, and GTX-101 were de-prioritized in the current year period compared to the prior year period.

Government grants and tax credits of $0 and $55 for the three and nine months ended December 31, 2023, respectively, increased by $115 and $251 compared to $(115) and $(196) for the three and nine months ended December 31, 2022, respectively. The changes within government grants and tax credits were due to adjustments of provisions regarding the estimated realizability of credits receivable after assessments and correspondence from tax authorities.

Salaries and benefits of $163 and $597 for the three and nine months ended December 31, 2023, respectively, decreased by $359 and $886 compared to $522 and $1,483 for the three and nine months ended December 31, 2022, respectively. The decrease was primarily due to a reduction in research and development headcount due to the restructuring.

General and administrative expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, legal, and support functions, including professional fees for auditing, tax, consulting, rent and utilities and insurance.

General and administrative expenses
	Three months ended			Nine months ended
	December 31, 2023	December 31, 2022	Increase (Decrease)	December 31, 2023	December 31, 2022	Increase (Decrease)
	$	$	$	$	$	$
Salaries and benefits	237	490	(253)	808	1,494	(686)
Professional fees	764	406	358	2,573	1,443	1,130
Other	304	393	(89)	1,013	1,266	(253)
General and administrative expense before stock-based compensation and depreciation [1]	1,305	1,289	16	4,394	4,203	191
Stock-based compensation	265	280	(15)	523	930	(407)
Depreciation	—	20	(20)	5	54	(49)
Total	1,570	1,589	(19)	4,922	5,187	(265)

1 General and administrative sub-total expenses are calculated before stock-based compensation and depreciation. Because there is no standard method endorsed by U.S. GAAP, the results may not be comparable to similar measurements presented by other public companies.

General and administrative expenses were $1,305 and $4,394 before stock-based compensation and depreciation expense for the three and nine months ended December 31, 2023, respectively, an increase of $16 and $191 from $1,289 and $4,203 for the three and nine months ended December 31, 2022, respectively. The increase was primarily a result of increased legal, tax, accounting and other professional fees related to the restructuring offset by decreased salaries and benefits due to a reduction in general and administrative headcount due to our restructuring and reorganization of our management structure. Stock-based compensation of $265 and $523 for the three and nine months ended December 31, 2023, respectively, decreased by $15 and $407 compared to $280 and $930 for the three and nine months ended December 31, 2022, respectively. The decrease was primarily due to a reduction in general and administrative headcount as a result of our restructuring.

Sales and marketing expenses

Sales and marketing expenses consist primarily of salaries and benefits, including stock-based compensation, related to our commercial functions.

Sales and marketing expenses
	Three months ended			Nine months ended
	December 31, 2023	December 31, 2022	Increase (Decrease)	December 31, 2023	December 31, 2022	Increase (Decrease)
	$	$	$	$	$	$
Salaries and benefits	—	109	(109)	15	390	(375)
Professional fees	—	1	(1)	20	10	10
Other	30	72	(42)	133	85	48
Sales and Marketing expenses before stock-based compensation [1]	30	182	(152)	168	485	(317)
Stock-based compensation	—	24	(24)	16	78	(62)
Total	30	206	(176)	184	563	(379)

1 Sales and marketing sub-total expenses are calculated before stock-based compensation. Because there is no standard method endorsed by U.S. GAAP, the results may not be comparable to similar measurements presented by other public companies.

Sales and marketing expenses before stock-based compensation expense were $30 and $168 for the three and nine months ended December 31, 2023, respectively, compared to $182 and $485 for the three and nine months ended December 31, 2022, respectively. The decrease of $152 and $317, was primarily due to the reduction of headcount due to our restructuring and reorganization of our management structure.

Stock-based compensation of nil and $16 for the three and nine months ended December 31, 2023, decreased by $24 and $62, respectively, compared to $24 and $78 for the three and nine months ended December 31, 2022, respectively. The decrease is primarily due to a reduction in sales and marketing headcount due to our restructuring.

Restructuring Costs

On May 8, 2023, we announced our decision to terminate a substantial amount of our workforce as part of a plan intended to align our organizational and management cost structure to prioritize resources to GTX-104, thereby reducing losses to improve cash flow and extend available cash resources. We incurred $1,485 of related costs primarily consisting of employee severance costs.

Change in fair value of warrant liabilities

The fair value of warrant liabilities for the three and nine months ended December 31, 2023 decreased by $125 and increased by $1,701, respectively, mainly attributable to changes in our stock price.

Interest income and other expense

Interest income was $316 and $662 for the three and nine months ended December 31, 2023, respectively, compared to $67 and $134 for the three and nine months ended December 31, 2022, respectively. The increase in our interest income was due to higher interest rates earned on average balances of cash, cash equivalents, and short-term investments.

Liquidity and Capital Resources

Cash flows and financial condition for the nine months ended December 31, 2023 and 2022

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

As of December 31, 2023, cash, cash equivalents, and short-term investments were $25,114, a decrease of $2,776 for the nine months ended, compared to cash, cash equivalents, and short-term investments of $27,890 at March 31, 2023 primarily due to operating activities, and funding the restructuring expenses, offset in part by the proceeds of our September 2023 Offering.

Net cash used in operating activities

Net cash used in operating activities for the nine months ended December 31, 2023 was $10,245, compared to $12,587 for the nine months ended December 31, 2022, a decrease of $2,342. Cash used in operating activities during the nine months ended December 31, 2023 primarily related to our net loss of $9,687, adjusted for non-cash items such as stock-based compensation of $684, change in fair value of warrant liabilities of $1,701, income tax recovery of $(943) and changes in our operating assets and liabilities of $(1,984). Net cash used in operating activities for the nine months ended December 31, 2022, was $12,587. Cash used in operating activities during 2022 primarily related to our net loss of $13,342, adjusted for non-cash items such as stock-based compensation of $1,489, income tax recovery of $671 and changes in our operating assets and liabilities of $(172).

Net cash used in investing activities

Net cash used in investing activities for the nine months ended December 31, 2023, was from our purchase of short-term investments of $6,554 offset by proceeds of $110 related to our sale of equipment. For the nine months ended December 31, 2022, our investing activities generated cash of $8,161, which was $13,185 of proceeds from maturity of short-term investments offset by our purchase of short-term investments of $5,015.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended December 31, 2023, was $7,359 due to the net proceeds from our September 2023 Offering compared to cash provided of $304 during the nine months ended December 31, 2022 from our ATM program.

Private Placement

On September 24, 2023, we entered into the Purchase Agreement with certain institutional and accredited investors in connection with the Offering. Pursuant to the Purchase Agreement, we agreed to offer and sell 1,951,371 Common Shares, at a purchase price of $1.848 per Common Share and Pre-funded Warrants to purchase up to 2,106,853 Common Shares at a purchase price equal to the purchase price per Common Share less $0.0001. Each Pre-funded Warrant is exercisable for one Common Share at an exercise price of $0.0001 per Common Share, is immediately exercisable, and will expire once exercised in full. Pursuant to the Purchase Agreement, we also issued to such institutional and accredited investors Common Warrants to purchase Common Shares, exercisable for an aggregate of 2,536,391 Common Shares. Under the terms of the Purchase Agreement, for each Common Share and each Pre-funded Warrant issued in the Offering, an accompanying five-eighths (0.625) of a Common Warrant was issued to the purchaser thereof. Each whole Common Warrant is exercisable for one Common Share at an exercise price of $3.003 per Common Share, is immediately exercisable, and will expire on the earlier of (i) the 60th day after the date of the acceptance by the U.S. Food and Drug Administration of a New Drug Application for the Corporation’s product candidate GTX-104 or (ii) five years from the date of issuance.

The Offering closed on September 25, 2023. The net proceeds to us from the Offering were approximately $7.3 million, after deducting fees and expenses.

At-the-Market (“ATM”) program

On June 29, 2020, we entered into an amended and restated sales agreement (the “Sales Agreement”) with B. Riley, Oppenheimer & Co. Inc. and H.C. Wainwright & Co., LLC (collectively, the “Agents”). Under the terms of the Sales Agreement, which had a three-year term, we could issue and sell from time to time, Common Shares having an aggregate offering price of up to $75 million through the Agents. Subject to the terms and conditions of the Sales Agreement, the Agents would use their commercially reasonable efforts to sell the Common Shares from time to time, based upon our instructions. We had no obligation to sell any of the Common Shares and could, at any time, suspend sales under the Sales Agreement. We and the Agents could terminate the Sales Agreement in accordance with its terms. Under the terms of the Sales Agreement, we provided the Agents with customary indemnification rights and the Agents were entitled to compensation at a commission rate equal to 3.0% of the gross proceeds from each sale of the Common Shares. The Sales Agreement expired pursuant to its terms on June 29, 2023. We intend to examine our financing strategies on a go-forward basis and may consider entering into a new ATM program in the future.

During the nine months ended December 31, 2023, no Common Shares were sold under the ATM program. During the nine months ended December 31, 2022, 54,108 Common Shares were sold for total net proceeds of $304 with commissions, legal expenses and costs related to the share sale amounting to $10. The Common Shares were sold at the prevailing market prices, which resulted in an average price of approximately $5.70 per share.

Treasury Operations

Our treasury policy is to invest cash that is not required immediately into instruments with an investment strategy based on capital preservation. Cash equivalents and short-term investments are primarily in guaranteed investment certificates, term deposits and high-interest savings accounts, which are issued and held with Canadian chartered banks, highly rated promissory notes issued by government bodies and commercial paper. We hold cash denominated in both U.S. and Canadian dollars.

Contractual Obligations and Commitments

Our contractual obligations and commitments include trade payables, operating lease obligations, CMO and CRO agreements, and the raw krill oil supply agreement, as described below.

Research and development contracts and contract research organizations agreements:

We utilize CMOs, for the development and production of clinical materials and CROs to perform services related to our clinical trials. Pursuant to the agreements with CMOs and CROs, we have either the right to terminate the agreements without penalties or under certain penalty conditions. As of December 31, 2023, we have no commitments from CMOs and $7,670 of commitments for the next twelve months to CROs.

Raw krill oil supply contract

On October 25, 2019, we signed a supply agreement with Aker BioMarine Antarctic AS. (“AKBM”) to purchase raw krill oil product for a committed volume of commercial starting material for CaPre, one of our former drug candidates, for a total fixed value of $3.1 million based on the value of krill oil at that time. As of March 31, 2022, the remaining balance of commitment amounted to $2.8 million. During the second calendar quarter of 2022, AKBM informed us that AKBM believed it had satisfied the terms of the supply agreement as to their obligation to deliver the remaining balance of raw krill oil product, and that we were therefore required to accept the remaining product commitment. We disagreed with AKBM’s position and believed that AKBM was not entitled to further payment under the supply agreement. Accordingly, no liability was recorded by us. The dispute remained unresolved as of both March 31, 2023 and 2022. On October 18, 2023, we entered into an agreement with AKBM to settle any and all potential claims regarding amounts due under the supply agreement (“Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, in exchange for a release and waiver of claims arising out of the supply agreement by AKBM and any of AKBM’s affiliates, we agreed to the following: (a) AKBM retained ownership of all raw krill oil product, including amounts previously delivered to us, (b) AKBM acquired and took ownership of all production equipment related to the production of CaPre, (c) AKBM acquired and took ownership of all data from research, clinical trials and pre-clinical studies with respect to CaPre, and (d) AKBM acquired and took ownership over all rights, title and interest in and to all intellectual property rights, including all patents and trademarks, related to CaPre owned by us. Pursuant to the terms of the Settlement Agreement, AKBM acknowledged that the CaPre assets were transferred on an “as is” basis, and in connection therewith we disclaimed all representations and warranties in connection with the CaPre assets, including any representations with respect to performance or sufficiency. The value of the raw krill oil previously delivered to us, the production equipment, and the intellectual property rights related to CaPre were fully impaired in prior reporting periods and had a carrying value of nil as of March 31, 2023. As of December 31, 2023, no liability was recorded.

Contingencies

We evaluate contingencies on an ongoing basis and establish loss provisions for matters in which losses are probable and the amount of the loss can be reasonably estimated.

Use of Estimates and Measurement of Uncertainty

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income, and expenses. Actual results may differ from these estimates.

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

Critical Accounting Policies

During the nine months ended December 31, 2023, there were no material changes to our critical accounting policies from those described in our Annual Report for the year ended March 31, 2023.

Recent Accounting Pronouncements

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures within the meaning of Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon this evaluation, our management has concluded that, as of December 31, 2023, our existing disclosure controls and procedures were effective. It should be noted that while our Chief Executive Officer and Principal Financial Officer believe that our disclosure controls and procedures provide a reasonable level of assurance that they are effective, they do not expect the disclosure controls and procedures to be capable of preventing all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met.

Changes in Internal Control over Financial Reporting

No changes were made to our internal controls over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended December 31, 2023, no director or officer of the Corporation adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

10.1

Settlement Agreement, dated October 18, 2023, by and between the Company and Aker BioMarine Antarctic AS. (incorporated by reference to Exhibit 10.1 from Form 8-K (File No. 001-35776) filed with the Commission on October 23, 2023)

10.2+

Offer Letter by and between Robert J. DelAversano and the Company, dated November 21, 2023 (incorporated by reference to Exhibit 10.1 from Form 8-K (File No. 001-35776) filed with the Commission on January 8, 2024)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Management contract, compensatory plan or arrangement.

* Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 12, 2024

ACASTI PHARMA INC.

By:	/s/ Prashant Kohli
Name: Prashant Kohli
Title: Chief Executive Officer (Principal Executive Officer)

By:	/s/ Robert DelAversano
Name: Robert DelAversano
Title: Principal Financial Officer (Principal Financial Officer and Principal Accounting Officer)