Form 10-Q
period 2024-06-30
Acasti Pharma Inc.
filed 2024-08-09
CIK 1444192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________

FORM 10-Q

______________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

818-839-4378

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

The number of outstanding common shares of the registrant, no par value per share, as of August 8, 2024, was 10,139,861.

ACASTI PHARMA INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2024

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains information that may be forward-looking statements within the meaning of Canadian securities laws and forward-looking statements within the meaning of U.S. federal securities laws, both of which we refer to in this quarterly report as forward-looking statements. Forward- looking statements can be identified by the use of terms such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “intend”, “estimate”, “predict”, “potential”, “continue” or other similar expressions concerning matters that are not statements about historical facts. Forward-looking statements in this quarterly report include, among other things, information or statements about:

•
our ability to build a late-stage pharmaceutical company focused in rare and orphan diseases and, on developing and commercializing products that improve clinical outcomes using our novel drug delivery technologies;
•
our ability to apply new proprietary formulations to existing pharmaceutical compounds to achieve enhanced efficacy, faster onset of action, reduced side effects, and more convenient drug delivery that can result in increased patient compliance;
•
the potential for our drug candidates to receive orphan drug designation from the U.S. Food and Drug Administration (“FDA”) or regulatory approval under the Section 505(b)(2) regulatory pathway under the Federal Food, Drug and Cosmetic Act (“FDCA”);
•
the future prospects of our GTX-104 drug candidate, including but not limited to GTX-104’s potential to be administered to improve the management of hypotension in patients with aneurysmal subarachnoid hemorrhage (“aSAH”); GTX-104’s potential to reduce the incidence of vasospasm in aSAH patients resulting in better outcomes; the ability of GTX-104 to achieve a pharmacokinetic (“PK”) and safety profile similar to the oral form of nimodipine; GTX-104’s potential to provide improved bioavailability and the potential for reduced use of rescue therapies, such as vasopressors in patients with aSAH the timing and outcome of the Phase 3 safety study for GTX-104; our ability to ultimately file a new drug application (“NDA”) for GTX-104 under Section 505(b)(2) of the FDCA; and the timing and ability to receive FDA approval for marketing GTX-104;
•
our plan to prioritize the development of GTX-104;

•
our plan to maximize the value of our de-prioritized drug candidates, GTX-102 and GTX-101, including through potential development, licensing or sale of those drug candidates;
•
the future prospects of our GTX-102 drug candidate, including but not limited to GTX-102’s potential to provide clinical benefits to decrease symptoms associated with Ataxia Telangiectasia; GTX-102’s potential ease of drug administration; the timing and outcomes of a PK bridging study and Phase 3 efficacy and safety study for GTX-102; the timing of an NDA filing under Section 505(b)(2) in connection with GTX-102; and the ability to receive FDA approval for marketing GTX-102;
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
•
our strategy, future operations, prospects and the plans of our management with a goal to enhance shareholder value our need for additional financing, and our estimates regarding our operating runway and timing for future financing and capital requirements;
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
•
The other risks and uncertainties identified in Item 1A. Risk Factors and Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended March 31, 2024.

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

PART I. FINANCIAL INFORMATION

Item 1: Financial Information

Unaudited Condensed Consolidated Financial Statements

ACASTI PHARMA INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2024	March 31, 2024
(Expressed in thousands except share data)	$	$
Assets

Current assets:
Cash and cash equivalents	19,394	23,005
Short-term investments	15	—
Receivables	398	722
Prepaid expenses	622	283
Total current assets	20,429	24,010

Equipment, net	23	24
Intangible assets	41,128	41,128
Goodwill	8,138	8,138
Total assets	69,718	73,300

Liabilities and Shareholders’ equity
Current liabilities:
Trade and other payables	2,600	1,684
Total current liabilities	2,600	1,684

Derivative warrant liabilities	2,964	4,359
Deferred tax liability	4,790	5,514
Total liabilities	10,354	11,557

Commitments and contingencies (Note 11)

Shareholders’ equity:
Class A common shares, no par value per share; unlimited shares authorized; 10,139,861 and 9,399,404 shares issued and outstanding as of June 30, 2024 and March 31, 2024, respectively	261,038	261,038
Class B, C, D and E common shares, no par value per share; unlimited shares authorized; none issued and outstanding	—	—
Additional paid-in capital	18,100	17,862
Accumulated other comprehensive loss	(6,038)	(6,038)
Accumulated deficit	(213,736)	(211,119)
Total shareholders' equity	59,364	61,743

Total liabilities and shareholders’ equity	69,718	73,300

See accompanying notes to unaudited condensed consolidated financial statements.

ACASTI PHARMA INC.

Condensed Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

	Three months ended
	June 30, 2024	June 30, 2023
(Expressed in thousands, except share and per share data)	$	$

Operating expenses
Research and development expenses, net of government assistance	(2,708)	(1,095)
General and administrative expenses	(2,255)	(1,874)
Restructuring cost	—	(1,485)
Loss from operating activities	(4,963)	(4,454)

Foreign exchange (loss) gain	(8)	8
Change in fair value of derivative warrant liabilities	1,395	—
Interest income and other expense, net	235	134
Total other income, net	1,622	142
Loss before income tax recovery	(3,341)	(4,312)

Income tax benefit	724	289

Net loss and total comprehensive loss	(2,617)	(4,023)

Basic and diluted loss per share	(0.24)	(0.54)

Weighted-average number of shares outstanding	10,928,543	7,435,533

See accompanying notes to unaudited condensed consolidated financial statements.

ACASTI PARMA INC.

Condensed Consolidated Statements of Shareholders' Equity

(Unaudited)

	Class A common shares
(Expressed in thousands except share data)	Number	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
		$	$	$	$	$
Balance, March 31, 2024	9,399,404	261,038	17,862	(6,038)	(211,119)	61,743
Issuance of common shares upon cashless exercise of pre-funded warrants	740,457	—	—	—	—	—
Net loss and total comprehensive loss for the period	—	—	—	—	(2,617)	(2,617)
Stock-based compensation	—	—	238	—	—	238
Balance at June 30, 2024	10,139,861	261,038	18,100	(6,038)	(213,736)	59,364

	Class A common shares
(Expressed in thousands except share data)	Number	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
		$	$	$	$	$
Balance, March 31, 2023	7,435,533	258,294	13,965	(6,038)	(198,266)	67,955
Net loss and total comprehensive loss for the period	—	—	—	—	(4,023)	(4,023)
Stock-based compensation	—	—	78	—	—	78
Balance at June 30, 2023	7,435,533	258,294	14,043	(6,038)	(202,289)	64,010

See accompanying notes to unaudited condensed consolidated financial statements.

ACASTI PHARMA INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	June 30, 2024	June 30, 2023
(Expressed in thousands)	$	$
Cash flows used in operating activities:
Net loss	(2,617)	(4,023)
Adjustments:
Depreciation expense	1	7
Stock-based compensation	238	78
Change in fair value of derivative warrant liabilities	(1,395)	—
Deferred income tax benefit	(724)	(289)
Loss on disposal of equipment	—	13
Changes in operating assets and liabilities:
Receivables	326	(35)
Prepaid expenses	(339)	(529)
Trade and other payables	913	(1,449)
Operating lease right of use asset	—	(13)
Net cash used in operating activities	(3,596)	(6,240)

Cash flows from investing activities:
Purchase of short-term investments	(15)	—
Net cash used in investing activities	(15)	—

Effect of exchange rate fluctuations on cash and cash equivalents	—	(2)

Net decrease in cash and cash equivalents	(3,611)	(6,242)

Cash and cash equivalents, beginning of period	23,005	27,875
Cash and cash equivalents, end of period	19,394	21,633

Cash and cash equivalents are comprised of:
Cash	3,041	5,413
Cash equivalents	16,353	16,220

See accompanying notes to unaudited condensed consolidated financial statements.

ACASTI PHARMA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Expressed in thousands except share and per share data)

1. Nature of operation

Acasti Pharma Inc. (“Acasti” or the “Company”) is incorporated under the Business Corporations Act (Québec) (formerly Part 1A of the Companies Act (Québec)). The Company is domiciled in Canada and its principal executive office is located in Princeton, New Jersey.

The Company’s Class A common shares, no par value per share (“Common Shares”), are listed on the Nasdaq Capital Market (“Nasdaq”).

The Company has incurred operating losses and negative cash flows from operations in each year since its inception. The Company expects to incur significant expenses and continued operating losses for the foreseeable future.

In May 2023, the Company implemented a strategic realignment plan to enhance shareholder value that resulted in the Company engaging a new management team, streamlining its research and development activities and greatly reducing its workforce. Following the realignment, the Company is a smaller, more focused organization, based in the United States, and concentrated on its development of its lead product candidate GTX-104. Further development of GTX-102 and GTX-101 will occur at such time when the Company is able to secure additional funding, or enters into strategic partnerships for license or sale with third parties.

On September 24, 2023, the Company entered into a securities purchase agreement with certain institutional and accredited investors. Gross proceeds to the Company from this private placement were approximately $7,500, before deducting fees and expenses. The Company issued and sold an aggregate of 1,951,371 Common Shares, pre-funded warrants (the "Pre-funded Warrants") to purchase up to an aggregate of 2,106,853 Common Shares, each at a purchase price of $1.848 per Common Share and accompanying common warrants (the "Common Warrants" and, together with the Pre-funded Warrants, the "Warrants") to purchase up to an aggregate of 2,536,391 Common Shares. The Company currently intends to use the net proceeds from the private placement for clinical trial expenses to further the Phase 3 clinical trial for GTX-104, pre-commercial planning, working capital and other general corporate purposes. The Company believes its existing cash and cash equivalents, will be sufficient to fund the Company’s operations into the second calendar quarter of 2026.

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

The Company remains subject to risks similar to other development stage companies in the biopharmaceutical industry, including compliance with government regulations, protection of proprietary technology, dependence on third-party contractors and consultants and potential product liability, among others. Please refer to the risk factors included in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2024, filed with the SEC on June 21, 2024 (the “Annual Report”).

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended March 31, 2024, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position as of June 30, 2024, the consolidated results of its operations for the three months ended June 30, 2024 and 2023, its statements of shareholders’ equity for the three months ended June 30, 2024 and 2023, and its consolidated cash flows for the three months ended June 30, 2024 and 2023.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes for the year ended March 31, 2024 included in the Company’s Annual Report. The condensed consolidated balance sheet data as of March 31, 2024 presented for comparative purposes was derived from the Company’s audited consolidated financial statements. The results for the three months ended June 30, 2024 are not necessarily indicative of the operating results to be expected for the full year or for any other subsequent interim period.

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended March 31, 2024 included in the Annual Report. There have been no changes to the Company's significant accounting policies since the date of the audited consolidated financial statements for the year ended March 31, 2024 included in the Annual Report.

Use of estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income, and expenses. Actual results may differ from these estimates.

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

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to current period reporting classifications.

Recent accounting pronouncements

The Company has considered recent accounting pronouncements and concluded that they are either not applicable to the Company's business or that the effect is not expected to be material to the unaudited condensed consolidated financial statements as a result of future adoption.

3. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 are as follows:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	$	$	$	$
Assets
Treasury bills and term deposits classified as cash equivalents	16,353	16,353	—	—
Guaranteed investment certificate classified as short-term investments	15	15	—	—
Total assets	16,368	16,368	—	—
Liabilities
Derivative warrant liabilities	2,964	—	—	2,964
Total liabilities	2,964	—	—	2,964

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 are as follows:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	$	$	$	$
Assets
Guaranteed investment certificates and term deposits classified as cash equivalents	19,725	19,725	—	—
Total assets	19,725	19,725	—	—
Liabilities
Derivative warrant liabilities	4,359	—	—	4,359
Total liabilities	4,359	—	—	4,359

There were no changes in valuation techniques or transfers between Levels 1, 2 or 3 during the three months ended June 30, 2024. The Company’s derivative warrant liabilities are measured at fair value on a recurring basis using unobservable inputs that are classified as Level 3 inputs. Refer to Note 8 for the valuation techniques and assumptions used in estimating the fair value of the derivative warrant liabilities.

4. Receivables

	June 30, 2024	March 31, 2024
	$	$
Sales tax receivables	373	316
Government assistance	—	356
Interest receivable	5	15
Other receivables	20	35
Total receivables	398	722

Government assistance is comprised of research and development investment tax credits from the Québec provincial government, which relate to quantifiable research and development expenditures under the applicable tax laws. The amounts recorded as receivables are subject to a government tax audit and the final amounts received may differ from those recorded.

5. Short-term investments

The Company holds various marketable securities, with maturities greater than 90 days at the time of purchase, as follows:

	June 30, 2024	March 31, 2024
	$	$
Guaranteed investment certificate issued in CAD currency earning interest at 3% and maturing on April 1, 2025	15	—
Total short-term investments	15	—

6. Trade and other payables

	June 30, 2024	March 31, 2024
	$	$
Trade payables	1,549	1,007
Accrued liabilities and other payables	814	176
Employee salaries and benefits payable	237	501
Total trade and other payables	2,600	1,684

7. Leases

The Company has historically entered into lease arrangements for its research and development and quality control laboratory facility located in Sherbrooke, Québec. In March 2022, the Company renewed the lease agreement effective April 1, 2022, resulting in a commitment of $556 over a 24-month base lease term with an option to renew for an additional 48-month term. In April 2023, the Company elected not to renew the additional 48-month option to renew, and terminated the lease on March 31, 2024. As of June 30, 2024, the Company had one month to month lease for its principal executive offices in Princeton Junction, NJ.

Supplemental lease expense related to leases is as follows:

	Three months ended
	June 30, 2024	June 30, 2023
	$	$
Operating lease cost	—	23
Total lease expense	—	23

8. Shareholders’ Equity

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

The Offering closed on September 25, 2023. The Offering included the issuance of Common Shares, Pre-funded Warrants, and Common Warrants to related parties Shore Pharma LLC, an entity that was controlled by Vimal Kavuru, the Chair of our Board of Directors, at the time of the Offering and SS Pharma LLC, the beneficial owner of 5.5% of Common Stock outstanding prior to the Offering, resulting in proceeds of $2,500. The net proceeds to the Company from the Offering were $7,338, after deducting fees and expenses. In June 2024, of the 2,106,853 Pre-funded Warrants, 740,480 were exercised into Common Shares.

Warrants

As further discussed above, on September 25, 2023, the Company issued Pre-Funded Warrants and Common Warrants exercisable for an aggregate of 4,643,244 Common Shares in the Offering pursuant to the terms of the Purchase Agreement entered into with certain institutional and accredited investors.

The Common Warrants issued as a part of the Offering are derivative warrant liabilities given the warrant did not meet the fixed-for-fixed criterion and that the Common Warrants are not indexed to the Company’s own stock. Proceeds were allocated amongst Common Shares, Pre-funded Warrants, and Common Warrants by applying the residual method, with fair value of the Common Warrants determined using the Black-Scholes model, resulting in an initial warrant liability of $1,631 and $45 of issuance costs allocated to Common Warrants. Accordingly, $2,822 and $3,047 of gross proceeds were allocated to Common Shares and Pre-funded Warrants, respectively; and $78 and $84 of issuance costs were allocated to Common Shares and Pre-funded Warrants, respectively.

The derivative warrant liabilities are measured at fair value at each reporting period and the reconciliation of changes in fair value is presented in the following table:

	June 30, 2024	June 30, 2023
	$	$
Beginning balance	4,359	—
Change in fair value	(1,395)	—
Ending balance	2,964	—

The warrant liability was determined based on the fair value of warrants at the issue date and the reporting dates using the Black-Scholes model with the following weighted-average assumptions that will expire on the earlier of (i) the 60th day after the date of the acceptance by the U.S. Food and Drug Administration of a New Drug Application for the Company's product candidate GTX-104 or (ii) five years from the date on issuance.

	June 30, 2024	March 31, 2024
Risk-free interest rate	4.94%	4.69%
Share price	$2.92	$3.43
Expected warrant life	1.78	2.03
Dividend yield	0%	0%
Expected volatility	79.11%	85.94%

The weighted-average assumptions were prorated based on the probability of the warrant liability expiring on the 60th day after the date of the acceptance by the U.S. Food and Drug Administration of a New Drug Application for the Company's product candidate GTX-104 and of it expiring on five years from the date of issuance. The weighted-average fair values of the Common Warrants were determined to be $1.17 and $1.72 per Common Warrant, as of June 30, 2024 and March 31, 2024, respectively. The risk-free interest rate at the issue date and on the reporting date of June 30, 2024 was based on the interest rate corresponding to the U.S. Treasury rate issue with a remaining term equal to the expected term of the warrants. The expected volatility was based on the historical volatility for the Company.

At June 30, 2024, the Company had outstanding Common Warrants to purchase 2,536,391 Common Shares, with an exercise price of $3.003, all of which were classified as derivative warrant liability. In June 2024, 740,480 Pre-funded Warrants were exercised into 740,457 Common Shares. At June 30, 2024, the Company had outstanding Pre-funded Warrants to purchase 1,366,419 Common Shares, with an exercise price of $0.0001, all of which were classified within shareholders' equity.

9. Stock-based compensation

Stock option plan

At June 30, 2024, the Company had in place a stock option plan for directors, officers, employees, and consultants of the Company (“Stock Option Plan”). As of June 30, 2024, there were 540,595 awards available under the plan for issuance.

The Stock Option Plan provides for the granting of options to purchase Common Shares. Under the terms of the Stock Option Plan, the exercise price of the stock options granted under the Stock Option Plan may not be lower than the closing price of the Company’s Common Shares on the Nasdaq Capital Market at the close of such market the day preceding the grant. The maximum number of Common Shares that may be issued upon exercise of options granted under the Stock Option Plan shall not exceed 20% of the aggregate number of issued and outstanding shares of the Company as of July 28, 2022. The terms and conditions for acquiring and exercising options are set by the Company’s Board of Directors, subject to, among others, the following limitations: the term of the options cannot exceed ten years and (i) all options granted to a director will be vested evenly on a monthly basis over a period of at least twelve (12) months, and (ii) all options granted to an employee will be vested evenly on a quarterly basis over a period of at least thirty-six (36) months.

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

The following table summarizes information about activities within the Stock Option Plan for the three-month period ended June 30, 2024:

	Number of options	Weighted-average exercise price	Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
		$
Outstanding, March 31, 2024	721,793	3.68	9.08	527
Granted	198,130	2.96
Outstanding, June 30, 2024	919,923	3.53	9.05	241
Exercisable, June 30, 2024	378,174	4.41	8.65	115

The weighted-average grant date fair value of awards for options granted during the three months ended June 30, 2024 was $2.52. The fair value of options granted was estimated using the Black-Scholes option pricing model, resulting in the following weighted-average assumptions for the options granted:

	June 30, 2024	June 30, 2023
	Weighted-average	Weighted-average
Exercise price	$2.96	—
Share price	$2.96	—
Dividend	—	—
Risk-free interest	4.43%	—
Estimated life (years)	5.81	—
Expected volatility	114.37%	—

Compensation expense recognized under the Stock Option Plan is summarized as follows:

	Three months ended
	June 30, 2024	June 30, 2023
	$	$
Research and development expenses	65	2
General and administrative expenses	173	76
	238	78

As of June 30, 2024, there was $689 of total unrecognized compensation cost, related to non-vested stock options, which is expected to be recognized over a remaining weighted-average vesting period of 1.39 years.

Equity incentive plan

The Company established an equity incentive plan (the “Equity Incentive Plan”) for employees, directors, and consultants. The Equity Incentive Plan provides for the issuance of 1,483,140 restricted share units, performance share units, restricted shares, deferred share units and other stock-based awards, subject to restricted conditions as may be determined by the Board of Directors. There were no such awards outstanding as of June 30, 2024, and no stock-based compensation was recognized for the three months ended June 30, 2024.

10. Loss per share

The Company has generated a net loss for all periods presented. Therefore diluted loss per share is the same as basic loss per share since the inclusion of potentially dilutive securities would have had an anti-dilutive effect. All currently outstanding options and warrants could potentially be dilutive in the future.

The Company excluded the following potential Common Shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	June 30, 2024	June 30, 2023
Options outstanding	919,923	473,178
September 2023 Common Warrants	2,536,391	—

Basic and diluted net loss per share is calculated based upon the weighted-average number of Common Shares outstanding during the period. Common Shares underlying the Pre-funded Warrants are included in the calculation of basic and diluted earnings per share.

11. Commitments and contingencies

Research and development contracts and contract research organizations agreements

The Company utilizes CMOs for the development and production of clinical materials and CROs to perform services related to its clinical trials. Pursuant to the agreements with these CMOs and CROs, the Company has either the right to terminate the agreements without penalties or under certain penalty conditions. As of June 30, 2024, the Company has no commitments due to CMOs and $5,876 of commitments for the next twelve months to CROs.

Raw krill oil supply contract

On October 25, 2019, the Company signed a supply agreement with Aker BioMarine Antarctic AS. (“AKBM”) to purchase raw krill oil product for a committed volume of commercial starting material for CaPre, one of the Company’s former drug candidates, for a total fixed value of $3,100 based on the value of krill oil at that time. As of March 31, 2022, the remaining balance of commitment amounted to $2,800. During the second calendar quarter of 2022, AKBM informed the Company that AKBM believed it had satisfied the terms of the supply agreement as to their obligation to deliver the remaining balance of raw krill oil product, and that the Company was therefore required to accept the remaining product commitment. The Company disagreed with AKBM’s position and believed that AKBM was not entitled to further payment under the supply agreement. Accordingly, no liability was recorded by the Company. The dispute remained unresolved as of both March 31, 2023 and 2022. On October 18, 2023, the Company entered into an agreement with AKBM to settle any and all potential claims regarding amounts due under the supply agreement (“Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, in exchange for a release and waiver of claims arising out of the supply agreement by AKBM and any of AKBM’s affiliates, the Company and AKBM agreed to the following: (a) AKBM retained ownership of all raw krill oil product, including amounts previously delivered to the Company, (b) AKBM acquired and took ownership of all production equipment related to the production of CaPre, (c) AKBM acquired and took ownership of all data from research, clinical trials and pre-clinical studies with respect to CaPre, and (d) AKBM acquired and took ownership over all rights, title and interest in and to all intellectual property rights, including all patents and trademarks, related to CaPre owned by the Company. Pursuant to the terms of the Settlement Agreement, AKBM acknowledged that the CaPre assets were transferred on an “as is” basis, and in connection therewith the Company disclaimed all representations and warranties in connection with the CaPre assets, including any representations with respect to performance or sufficiency. The value of the raw krill oil previously delivered to the Company, the production equipment, and the intellectual property rights related to CaPre were fully impaired in prior reporting periods and had a carrying value of nil as of March 31, 2023. For the three months ended June 30, 2024, there was $193 in expenses recorded by the Company in relation to shipping cost to transport the Company's production equipment related to the production of CaPre.

Legal proceedings and disputes

In the ordinary course of business, the Company is at times subject to various legal proceedings and disputes. The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its consolidated financial statements. These legal contingencies may be adjusted to reflect any relevant developments. Where a loss is not probable or the amount of loss is not estimable, the Company does not accrue legal contingencies. While the outcome of legal proceedings is inherently uncertain, based on information currently available, management believes that it has established appropriate legal reserves. Any incremental liabilities arising from pending legal proceedings are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows. However, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Company’s financial position, results of operations, or cash flows. No reserves or liabilities have been accrued as of June 30, 2024.

12. Restructuring costs

On May 8, 2023, the Company communicated its decision to terminate a substantial amount of its workforce as part of a plan that intended to align the Company’s organizational and management cost structure to prioritize resources to GTX-104, thereby reducing losses to improve cash flow and extend available cash resources. During the three months ended, June 30, 2023, the Company incurred $1,485 of costs primarily consisting of employee severance costs and legal fees. There were no restructuring cost incurred during the three months ended June 30, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This management’s discussion and analysis (“MD&A”) is presented in order to provide the reader with an overview of the financial results and changes to our consolidated balance sheet at June 30, 2024. This MD&A also explains the material variations in our results of operations for the three months ended June 30, 2024 and 2023, consolidated balance sheets as of June 30, 2024 and March 31, 2024, and cash flows for the three months ended June 30, 2024 and 2023.

Market data, and certain industry data and forecasts included in this MD&A were obtained from internal Company surveys and market research conducted by third parties hired by us, publicly available information, reports of governmental agencies and industry publications, and independent third-party surveys. We have relied upon industry publications as our primary sources for third-party industry data and forecasts. Industry surveys, publications and forecasts generally state that the information they contain has been obtained from sources believed to be reliable, but that the accuracy and completeness of that information are not guaranteed. We have not independently verified any of the data from third-party sources or the underlying economic assumptions they have made. Similarly, internal surveys, industry forecasts and market research, which we believe to be reliable based upon our management’s or contracted third parties’ knowledge of our industry, have not been independently verified. Our estimates involve risks and uncertainties, including assumptions that may prove not to be accurate, and these estimates and certain industry data are subject to change based on various factors, including those discussed in this quarterly report and in our most recently filed Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on June 21, 2024 (the “Annual Report”). This MD&A contains forward-looking information. You should review our Special Note Regarding Forward-Looking Statements presented at the beginning of this quarterly report.

This MD&A should be read in conjunction with our unaudited condensed consolidated interim financial statements for the three months ended June 30, 2024 and 2023 included elsewhere in this quarterly report. Our unaudited condensed consolidated financial statements were prepared in accordance with U.S. GAAP.

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

The existing well understood efficacy and safety profiles of these marketed compounds provide the opportunity for us to utilize the Section 505(b)(2) regulatory pathway under the Federal Food, Drug and Cosmetic Act (“FDCA”) for the development of our reformulated versions of these drugs, and therefore may provide a potentially shorter path to regulatory approval. Under Section 505(b)(2), if sufficient support of a product’s safety and efficacy either through previous U.S. Food and Drug Administration ("FDA") experience or sufficiently within the existing and accepted scientific literature, can be established, it may eliminate the need to conduct some of the pre-clinical studies and clinical trials that new drug candidates might otherwise require.

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
•
On June 27, 2024, we announced that our pivotal Phase 3 STRIVE-ON safety trial had exceeded the 50% patient enrollment milestone.

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
•
Eliminates food effects that impact the absorption of the oral form of nimodipine
•
Lower inter and intra-subject variability as compared to oral nimodipine

GTX-104 could provide a more convenient mode of administration as compared to generic nimodipine capsules or NYMALIZE™. GTX-104 is administered as an IV infusion compared to oral administration via a nasogastric tube in unconscious patients every four hours for both nimodipine capsules and NYMALIZE™. Therefore, GTX-104 could make a major contribution to patient care by potentially reducing the dosing associated nursing burden. More convenient, continuous, and consistent dosing may also reduce the risk of medication errors. In addition, as depicted in the charts below, two PK studies conducted by us have shown that GTX-104 has the potential to provide improved bioavailability and show reduced inter- and intra-subject variability compared to oral nimodipine, which is hypothesized to limit the risk of hypotension and to better achieve a desired therapeutic concentration. Following the capsule administration, the variability was observed higher as compared to IV infusion administration (nimodipine exposure variability at steady state observed 37.5% following oral capsule administration versus 15.5%, following GTX-104 IV infusion). Because of its IV formulation, we also expect GTX-104 to reduce certain drug-drug interactions and food effects.

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

In contrast to more common types of ischemic stroke in elderly individuals, aSAH often occurs at a relatively young age, with approximately half the affected patients younger than 60 years old. Approximately 10% to 15% of aSAH patients die before reaching the hospital, and those who survive the initial hours post hemorrhage are admitted or transferred to tertiary care centers with high risk of complications, including rebleeding and delayed cerebral ischemia (“DCI”). Systemic manifestations affecting cardiovascular, pulmonary, and renal function are common and often complicate management of DCI. Approximately 70% of aSAH patients experience death or a permanent disability, and the mortality rate is about 8.7% at one week, 18.4% at three months, 22.9% at one year, and 29% at five years after the hemorrhage. Of those who survive the initial month, half remain permanently dependent on a caregiver to maintain daily living.

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

The bioavailability of oral nimodipine capsules observed was only approximately 8% compared to 100% for GTX-104. Consequently, about one-twelfth the amount of nimodipine is delivered with GTX-104 to achieve the same blood levels as with the oral capsules.

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

On June 27, 2024, we announced that our pivotal Phase 3 STRIVE-ON safety trial had exceeded the 50% enrollment milestone.

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

GTX-102 - Research & Development and Clinical Trials to Date

We have licensed the data from the multicenter, double-blinded, randomized, placebo-controlled crossover trial from Azienda Ospedaliera Universitaria Senese, Siena, Italy, where Dr. Zannolli et. al. studied the effect of oral liquid solution of betamethasone to reduce ataxia symptoms in patients with A-T. This oral liquid solution is not marketed in the United States, and therefore is not available for clinical use. Currently, betamethasone is only available in the United States as an injectable or as a topical cream. This license gives us the right to reference the trial’s data in our NDA filing. On November 12, 2015, we submitted the data from the Zannolli trial to the FDA’s Division of Neurology at a pre-Investigational New Drug (“IND”) meeting and received guidance from the agency on the regulatory requirements to seek approval.

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

The further clinical development of GTX-102 has been deprioritized in favor of our focus on development of GTX-104. However, we plan to collaborate with clinical experts to design the Phase 3 safety and efficacy protocol for GTX-102 and gain alignment with the FDA on the development path forward. Further clinical development work will be contingent on additional funding for GTX-102 or the signing of a strategic partnership. It is also possible that we may license or sell our GTX-102 drug candidate.

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

Current treatment of PHN most often consists of oral gabapentin (first line) and prescription lidocaine patches or antidepressants (second line), and refractory cases may be prescribed opioids to address persistent pain. Gabapentin and opioid abuse have continued to proliferate, and lidocaine patches are suboptimal for many reasons. An independent third-party market research firm we commissioned interviewed more than 250 physicians who regularly treat PHN patients and found that approximately 40% of patients using lidocaine patches experience insufficient pain relief. Lidocaine patches are difficult to use, fall off, and look unsightly with possible skin sensitivity and irritation. Additionally, lidocaine patches can only be used for 12 hours and then need to be removed for 12 hours before being reapplied. Prescription lidocaine patches are only approved for PHN, and the market is currently made up of both branded and generic offerings. It is estimated that PHN affects approximately 120,000 patients per year in the United States. According to a third-party report, the total addressable market for GTX-101 could be as large as $2.5 billion, consisting of approximately $200 million for PHN pain and $2.3 billion for non-PHN pain indications.

GTX-101 Research & Development History and Clinical Trials Completed to Date

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

GTX-101 activities:

The data from the single dose Phase 1 clinical trial for GTX-101 was submitted to the FDA’s Division of Anesthesiology and feedback was received at a pre-IND meeting that informed the design of pre-clinical toxicology studies and a clinical and regulatory pathway to approval under section 505(b)(2). We completed a minipig skin sensitivity study in the second calendar quarter of 2022, and we initiated a single dose PK trial in healthy human volunteers in July 2022. Topline results from this single dose PK trial were reported in December 2022, and the results met all primary outcome measures.

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

The further development of GTX-101 has been deprioritized in favor of our focus on development of GTX-104. Pending additional funding for GTX-101 or the signing of a strategic partnership, we plan to follow this successful PK trial with the next step of the clinical development plan including a multiple ascending dose trial. Results from these non-clinical studies and clinical trials are required before the initiation of our Phase 2 program in PHN patients. It is also possible that we may license or sell our GTX-101 drug candidate.

Overall Commercialization Strategy

We have worldwide commercialization rights for all our pipeline drug candidates and plan to maximize the value of each of our drug candidates over time. Currently, we have prioritized the development of GTX-104 over that of GTX-102 and GTX-101. If we receive regulatory approval for GTX-104 in the US, we may look to out-license its commercialization or consider self-commercialization including outsourcing sales to ensure efficient commercial management and maximize market penetration and financial returns. We may further seek commercial partnerships to fully exploit the market potential of GTX-104 in territories outside the US. It is possible that we out-license or sell GTX-102 and/or GTX-101 for the US and/or global markets.

Basis of Presentation of the Financial Statements

Our unaudited condensed consolidated financial statements, which include the accounts of our wholly owned subsidiaries, have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC related to quarterly reports filed on Form 10-Q. All intercompany transactions and balances are eliminated on consolidation.

Our assets as of June 30, 2024, include cash, cash equivalents, and short-term investments totaling $19.4 million and intangible assets and goodwill totaling $49.3 million. Our current liabilities total $2.3 million as of June 30, 2024 and are comprised primarily of amounts due to or accrued for creditors. The Company believes its cash runway will be sufficient to fund the Company’s operations into the second calendar quarter of 2026.

Results of Operations for the three months ended June 30, 2024 and 2023

	Three months ended
	June 30, 2024	June 30, 2023	Increase (Decrease)
	$	$	$

Operating expenses
Research and development expenses, net of government assistance	2,708	1,095	1,613
General and administrative expenses	2,255	1,874	381
Restructuring costs	—	1,485	(1,485)
Loss from operating activities	(4,963)	(4,454)	509

Foreign exchange (loss) gain	(8)	8	(16)
Change in fair value of derivative warrant liabilities	1,395	—	1,395
Interest income and other expense, net	235	134	101
Income tax benefit	724	289	435
Net loss	(2,617)	(4,023)	(1,406)

Net loss

The net loss of $2.6 million, or $0.24 per share, for the three months ended June 30, 2024 decreased by $1.4 million from the net loss of $4.0 million, or $0.54 per share, for the three months ended June 30, 2023. The decrease in net loss was primarily due to restructuring costs of $1.5 million during the three months ended June 30, 2023 and a $1.4 million decrease to the fair value of our derivative warrant liabilities, offset in part by a $1.6 million increase in research and development expenses.

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

Our research and development during the three months ended June 30, 2024 and 2023 were focused primarily on our clinical development program for our GTX-104 drug candidate.

The following table summarizes our research and development expenses:

Research and development expenses
	Three months ended
	June 30, 2024	June 30, 2023	Increase (Decrease)
	$	$	$
Total third-party research and development expenses[1]	2,435	800	1,635
Government grants & tax credits	—	51	(51)
Salaries and benefits	207	225	(18)
Research and development expense before stock-based compensation and depreciation	2,642	1,076	1,566
Stock-based compensation	66	2	64
Depreciation and loss on disposal of equipment	—	17	(17)
Total	2,708	1,095	1,613

1 Total third-party research and development expenses are calculated before salaries and benefits, depreciation, write-off of equipment and stock-based compensation. Because there is no standard method endorsed by U.S. GAAP, the results may not be comparable to similar measurements presented by other public companies.

Total third-party research and development expenses for the three months ended June 30, 2024, were $2.4 million, compared to $0.8 million for the three months ended June 30, 2023. This increase of $1.6 million was primarily due to the increase in our research activities for our GTX-104 pivotal Phase 3 safety clinical trial.

Government grants and tax credits were nil and $51 thousand for the three months ended June 30, 2024 and 2023, respectively. The changes within government grants and tax credits were due to adjustments of provisions regarding the estimated realizability of credits receivable after assessments and correspondence from tax authorities.

Stock-based compensation of $66 thousand for the three months ended June 30, 2024, increased by $64 thousand compared to $2 thousand for the three months ended June 30, 2023. The increase was primarily due to the issuance of new grants.

General and administrative expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, legal, and support functions, including professional fees for auditing, tax, consulting, rent and utilities and insurance.

General and administrative expenses
	Three months ended
	June 30, 2024	June 30, 2023	Increase (Decrease)
	$	$	$
Salaries and benefits	395	357	38
Professional fees	1,454	965	489
Other	233	473	(240)
General and administrative expense before stock-based compensation and depreciation[1]	2,082	1,795	287
Stock-based compensation	172	76	96
Depreciation and loss on disposal of equipment	1	3	(2)
Total	2,255	1,874	381

1 General and administrative sub-total expenses are calculated before stock-based compensation and depreciation. Because there is no standard method endorsed by U.S. GAAP, the results may not be comparable to similar measurements presented by other public companies.

General and administrative expenses were $2.1 million before stock-based compensation and depreciation expense for the three months ended June 30, 2024, an increase of $0.3 million from $1.8 million for the three months ended June 30, 2023. The increase was primarily a result of increased legal, tax, accounting and other professional fees related to the proposed change in the jurisdiction of incorporation of Acasti from the Province of Québec in Canada to the State of Delaware in the United States. Stock-based compensation of $172 thousand for the three months ended June 30, 2024, increased by $96 thousand compared to $76 thousand for the three months ended June 30, 2023. The increase was primarily due to the issuance of new grants.

Restructuring Costs

On May 8, 2023, we announced our decision to terminate a substantial amount of our workforce as part of a plan intended to align our organizational and management cost structure to prioritize resources to GTX-104, thereby reducing losses to improve cash flow and extend available cash resources. We incurred $1.5 million of related costs primarily consisting of employee severance costs. There were no restructuring costs during the three months ended June 30, 2024.

Change in fair value of warrant liabilities

The decrease in fair value of derivative warrant liabilities for the three months ended June 30, 2024 of $1.4 million was mainly attributable to a decrease in our stock price.

Interest income

Interest income was $235 thousand for the three months ended June 30, 2024, compared to $134 thousand for the three months ended June 30, 2023. The $101 thousand increase in our interest income was due to higher interest rates earned on average balances of cash and cash equivalents.

Liquidity and Capital Resources

Cash flows and financial condition for the three months ended June 30, 2024 and 2023

Summary

As of June 30, 2024, cash and cash equivalents were $19.4 million, a net decrease of $3.6 million compared to cash and cash equivalents of $23.0 million at March 31, 2024. We believe our existing cash and cash equivalents, will be sufficient to fund our operations into the second calendar quarter of 2026.

We will require additional capital to fund our daily operating needs beyond that time. We do not expect to generate revenue from product sales unless and until we successfully complete drug development and obtain regulatory approval, which we expect will take several years and is subject to significant uncertainty. To date, we have financed our operations primarily through public offerings and private placements of our Common Shares, warrants and convertible debt and the proceeds from research tax credits. Until such time that we can generate significant revenue from drug product sales, if ever, we will require additional financing, which is expected to be sourced from a combination of public or private equity or debt financing or other non-dilutive sources, which may include fees, milestone payments and royalties from collaborations with third parties. Arrangements with collaborators or others may require us to relinquish certain rights related to our technologies or drug product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategy. We plan to raise additional capital in order to maintain adequate liquidity. Negative results from studies or trials, if any, or depressed prices of our Common Shares could impact our ability to raise additional financing. Raising additional equity capital is subject to market conditions that are not within our control. If we are unable to raise additional funds, we may not be able to realize our assets and discharge our liabilities in the normal course of business.

Net cash used in operating activities

Net cash used in operating activities for the three months ended June 30, 2024 was $3.6 million, compared to $6.2 million for the three months ended June 30, 2023, a decrease of $2.6 million. The reduction in cash used in operating activities during 2025 was primarily due to our increased research and development activities for our GTX-104 pivotal Phase 3 safety clinical trial protocol, which resulted in higher third-party research and development expenses of $1.5 million. In addition, our general and administrative fees were higher due to the increase in professional fees of $0.3 million as a result of increased legal, tax, accounting and other professional fees related to the proposed change in our jurisdiction of incorporation from the Province of Québec in Canada to the State of Delaware in the United States. Cash used in operating activities during the three months ended June 30, 2023 primarily related to cash used in operating activities due to our May 2023 restructuring, which resulted in lower third-party research and development expenses of $1.0 million, and lower salaries and benefits expenses of $0.3 million. These amounts were offset in part by additional cash used of $2.0 million to fund operating assets and liabilities and restructuring costs of $1.5 million.

Net cash used in investing activities

Net cash used in investing activities for the three months ended June 30, 2024, was from our purchase of short-term investments of $15 thousand. For the three months ended June 30, 2023, we had no investing activities.

Private Placement

On September 24, 2023, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional and accredited investors in connection with a private placement offering of our securities (the “Offering”). Pursuant to the Purchase Agreement, sold 1,951,371 Class A common shares, no par value per share (the “Common Shares”), at a purchase price of $1.848 per Common Share and pre-funded warrants (the “Pre-funded Warrants”) to purchase up to 2,106,853 Common Shares at a purchase price equal to the purchase price per Common Share less $0.0001. Each Pre-funded Warrant is exercisable for one Common Share at an exercise price of $0.0001 per

Common Share, was immediately exercisable, and will expire once exercised in full. Pursuant to the Purchase Agreement, we also issued to such institutional and accredited investors common warrants (the “Common Warrants”) to purchase Common Shares, exercisable for an aggregate of 2,536,391 Common Shares. Under the terms of the Purchase Agreement, for each Common Share and each Pre-funded Warrant issued in the Offering, an accompanying five-eighths (0.625) of a Common Warrant was issued to the purchaser thereof. Each whole Common Warrant is exercisable for one Common Share at an exercise price of $3.003 per Common Share, was immediately exercisable, and will expire on the earlier of (i) the 60th day after the date of the acceptance by the FDA of a New Drug Application for our product candidate GTX-104 or (ii) five years from the date of issuance. The Offering closed on September 25, 2023. The net proceeds to us from the Offering were approximately $7.3 million, after deducting fees and expenses.

Contractual Obligations and Commitments

Our contractual obligations and commitments include trade payables, CMO and CRO agreements, and the raw krill oil supply agreement, as described below.

Research and development contracts and contract research organizations agreements:

We utilize CMOs, for the development and production of clinical materials and CROs to perform services related to our clinical trials. Pursuant to the agreements with CMOs and CROs, we have either the right to terminate the agreements without penalties or under certain penalty conditions. As of June 30, 2024, we have no commitments due to CMOs and $5.9 million of commitments for the next twelve months to CROs.

Raw krill oil supply contract

On October 25, 2019, we entered into a supply agreement with Aker BioMarine Antarctic AS. (“AKBM”) to purchase raw krill oil product for a committed volume of commercial starting material for CaPre, one of our former drug candidates, for a total fixed value of $3.1 million based on the value of krill oil at that time. As of March 31, 2022, the remaining balance of commitment amounted to $2.8 million. During the second calendar quarter of 2022, AKBM informed us that AKBM believed it had satisfied the terms of the supply agreement as to their obligation to deliver the remaining balance of raw krill oil product, and that we were therefore required to accept the remaining product commitment. We disagreed with AKBM’s position and believed that AKBM was not entitled to further payment under the supply agreement. Accordingly, no liability was recorded by us. The dispute remained unresolved as of both March 31, 2023 and 2022. On October 18, 2023, we entered into an agreement with AKBM to settle any and all potential claims regarding amounts due under the supply agreement (the “Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, in exchange for a release and waiver of claims arising out of the supply agreement by AKBM and any of AKBM’s affiliates, we agreed to the following: (a) AKBM retained ownership of all raw krill oil product, including amounts previously delivered to us; (b) AKBM acquired and took ownership of all of our production equipment related to the production of CaPre; (c) AKBM acquired and took ownership of all of our data from research, clinical trials and pre-clinical studies with respect to CaPre; and (d) AKBM acquired and took ownership over all of our rights, title and interest in and to all intellectual property rights, including all patents and trademarks, related to CaPre owned by us. Further, AKBM acknowledged that the CaPre assets were transferred on an “as is” basis, and in connection therewith we disclaimed all representations and warranties in connection with the CaPre assets, including any representations with respect to performance or sufficiency. The value of the raw krill oil previously delivered to us, the production equipment, and the intellectual property rights related to CaPre were fully impaired in prior reporting periods and had a carrying value of nil as of March 31, 2023. For the three months ended June 30, 2024, there was $0.2 million in expenses recorded by us in relation to shipping cost to transport our production equipment related to the production of CaPre.

Contingencies

We evaluate contingencies on an ongoing basis and establish loss provisions for matters in which losses are probable and the amount of the loss can be reasonably estimated.

Use of Estimates and Measurement of Uncertainty

The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income, and expenses. Actual results may differ from these estimates.

Estimates are based on management’s best knowledge of current events and actions that management may undertake in the future. Estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.

Estimates and assumptions include the measurement of stock-based compensation, derivative warrant liabilities, accruals for research and development contracts and contract organization agreements, and valuation of intangibles and goodwill. Estimates and assumptions are also involved in determining which research and development expenses qualify for research and development tax credits and in what amounts. The Company recognizes the tax credits once it has reasonable assurance that they will be realized.

Critical Accounting Policies

During the three months ended June 30, 2024, there were no material changes to our critical accounting policies from those described in our Annual Report for the year ended March 31, 2024.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures within the meaning of Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon this evaluation, our management has concluded that, as of June 30, 2024, our existing disclosure controls and procedures were effective. It should be noted that while our Chief Executive Officer and Principal Financial Officer believe that our disclosure controls and procedures provide a reasonable level of assurance that they are effective, they do not expect the disclosure controls and procedures to be capable of preventing all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met.

Changes in Internal Control over Financial Reporting

No changes were made to our internal controls over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are at times subject to various legal proceedings and disputes. We assess our liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that we will incur a loss and the amount of the loss can be reasonably estimated, we record a liability in our unaudited condensed consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of loss is not estimable, we do not accrue legal reserves. While the outcome of legal proceedings is inherently uncertain, based on information currently available and available insurance coverage, our management believes that it has established appropriate legal reserves. Any incremental liabilities arising from pending legal proceedings are not expected to have a material adverse effect on our financial position, results of operations, or cash flows. However, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to our financial position, results of operations, or cash flows. We are not currently a party to any legal proceedings that, in the opinion of management, are likely to have a material adverse effect on our business.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: August 9, 2024

ACASTI PHARMA INC.

By:	/s/ Prashant Kohli
Name: Prashant Kohli
Title: Chief Executive Officer (Principal Executive Officer)

By:	/s/ Robert DelAversano
Name: Robert DelAversano
Title: Principal Financial Officer (Principal Financial Officer and Principal Accounting Officer)