Form 10-Q
period 2024-12-31
Grace Therapeutics, Inc.
filed 2025-02-13
CIK 1444192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

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

The number of outstanding shares of common stock of the registrant, par value per share of $0.0001, as of February 12, 2025, was 10,139,861.

GRACE THERAPEUTICS, INC.
(Formerly ACASTI PHARMA INC.)

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended December 31, 2024

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
  the future prospects of our GTx-104 drug candidate, including but not limited to GTx-104’s potential to be administered to improve the management of hypotension in patients with aneurysmal subarachnoid hemorrhage (“aSAH”); the ability of GTx-104 to achieve a pharmacokinetic (“PK”) and safety profile similar to the oral form of nimodipine; GTx-104’s potential to provide improved bioavailability; GTx-104’s potential to achieve pharmacoeconomic benefit over the oral form of nimodipine; our ability to ultimately file a new drug application (“NDA”) for GTx-104 under Section 505(b)(2) of the FDCA; the acceptance of the NDA by the FDA; and the timing and ability to receive FDA approval for marketing GTx-104;
  our plan to prioritize the development of GTx-104;

  our plan to maximize the value of our de-prioritized drug candidates, GTx-102 and GTx-101, including through potential development, licensing, or sale of those drug candidates;
  the future prospects of our GTx-102 drug candidate, including but not limited to GTx-102’s potential to provide clinical benefits to decrease symptoms associated with Ataxia Telangiectasia; GTx-102’s potential ease of drug administration; the timing and outcomes of a Phase 3 efficacy and safety study for GTx-102; the timing of an NDA filing for GTx-102 under Section 505(b)(2) of the FDCA; and the timing and ability to receive FDA approval for marketing GTx-102;
  the future prospects of our GTx-101 drug candidate, including but not limited to GTx-101’s potential to be administered to postherpetic neuralgia (“PHN”) patients to treat the severe nerve pain associated with the disease; assumptions about the biphasic delivery mechanism of GTx-101, including its potential for rapid onset and continuous pain relief for up to eight hours; and the timing and outcomes of single ascending dose/multiple ascending dose and PK bridging studies, and a Phase 2 and Phase 3 efficacy and safety study; the timing of an NDA filing for GTx-101 under Section 505 (b)(2) of the FDCA; and the timing and ability to receive FDA approval for marketing GTx-101;
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
  our intellectual property position and duration of our patent rights;
  our strategy, future operations, prospects, and the plans of our management with a goal to enhance shareholder value;
  our need for additional financing, and our estimates regarding our operating runway and timing for future financing and capital requirements;
  our expectations regarding our financial performance, including our costs and expenses, liquidity, and capital resources;
  our projected capital requirements to fund our anticipated expenses; and
  our ability to commercialize GTx-104 in the United States or establish strategic partnerships or commercial collaborations or obtain non-dilutive funding.
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
  We do not have internal manufacturing capabilities, and if we fail to develop and maintain supply relationships with various third-party manufacturers, or if such third parties fail to provide us with sufficient quantities of active pharmaceutical ingredients, excipients, or drug products, or fail to do so at acceptable quality levels or prices or fail to maintain or achieve satisfactory regulatory compliance, we may be unable to develop or commercialize our drug candidates.
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
  The other risks and uncertainties identified in Item 1A. Risk Factors and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended March 31, 2024, Quarterly Report on Form 10-Q for the period ended June 30, 2024 and Quarterly Report on Form 10-Q for the period ended September 30, 2024.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

Unaudited Condensed Consolidated Financial Statements

GRACE THERAPEUTICS, INC.
(Formerly ACASTI PHARMA INC.)
Condensed Consolidated Balance Sheets
(Unaudited)

	December 31, 2024	March 31, 2024
(Expressed in thousands except share data)	$	$
Assets

Current assets:
Cash and cash equivalents	11,055	23,005
Receivables	301	722
Prepaid expenses	583	283
Total current assets	11,939	24,010

Equipment, net	19	24
Intangible assets	41,128	41,128
Goodwill	8,138	8,138
Total assets	61,224	73,300

Liabilities and Stockholders’ equity
Current liabilities:
Trade and other payables	1,971	1,684
Total current liabilities	1,971	1,684

Derivative warrant liabilities	3,781	4,359
Deferred tax liability	3,333	5,514
Total liabilities	9,085	11,557

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 10,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 100,000,000 authorized; 10,139,861 and 9,399,404 shares issued and outstanding as of December 31, 2024 and March 31, 2024, respectively	1	1
Additional paid-in capital	279,499	278,899
Accumulated other comprehensive loss	(6,038)	(6,038)
Accumulated deficit	(221,323)	(211,119)
Total stockholders' equity	52,139	61,743

Total liabilities and stockholders’ equity	61,224	73,300

See accompanying notes to unaudited condensed consolidated financial statements.

GRACE THERAPEUTICS, INC.
(Formerly ACASTI PHARMA INC.)
Condensed Consolidated Statements of Loss and Comprehensive Loss
(Unaudited)

	Three months ended		Nine months ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
(Expressed in thousands, except share and per share data)	$	$	$	$

Operating expenses
Research and development expenses, net of government assistance	(2,194)	(1,443)	(7,877)	(2,998)
General and administrative expenses	(1,510)	(1,600)	(5,619)	(5,106)
Restructuring cost	—	—	—	(1,485)
Loss from operating activities	(3,704)	(3,043)	(13,496)	(9,589)

Foreign exchange (loss) gain	(16)	3	(11)	(2)
Change in fair value of derivative warrant liabilities	(1,178)	125	578	(1,701)
Interest and other income, net	138	316	544	662
Total other income (expenses), net	(1,056)	444	1,111	(1,041)
Loss before income tax benefit	(4,760)	(2,599)	(12,385)	(10,630)

Income tax benefit	605	208	2,181	943

Net loss and total comprehensive loss	(4,155)	(2,391)	(10,204)	(9,687)

Basic and diluted loss per share	(0.36)	(0.21)	(0.89)	(1.09)

Weighted-average number of shares outstanding	11,506,234	11,506,257	11,506,234	8,874,872

See accompanying notes to unaudited condensed consolidated financial statements.

GRACE THERAPEUTICS, INC.
(Formerly ACASTI PHARMA INC)
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common stock
(Expressed in thousands except share data)	Number	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
		$	$	$	$	$
Balance, March 31, 2024	9,399,404	1	278,899	(6,038)	(211,119)	61,743
Issuance of common stock upon cashless exercise of pre-funded warrants	740,457	—	—	—	—	—
Net loss and total comprehensive loss for the period	—	—	—	—	(2,617)	(2,617)
Stock-based compensation	—	—	238	—	—	238
Balance at June 30, 2024	10,139,861	1	279,137	(6,038)	(213,736)	59,364

Net loss and total comprehensive loss for the period	—	—	—	—	(3,432)	(3,432)
Stock-based compensation	—	—	202	—	—	202
Balance at September 30, 2024	10,139,861	1	279,339	(6,038)	(217,168)	56,134

Net loss and total comprehensive loss for the period	—	—	—	—	(4,155)	(4,155)
Stock-based compensation	—	—	160	—	—	160
Balance at December 31, 2024	10,139,861	1	279,499	(6,038)	(221,323)	52,139

	Common stock
(Expressed in thousands except share data)	Number	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
		$	$	$	$	$
Balance, March 31, 2023	7,435,533	1	272,259	(6,038)	(198,266)	67,955
Net loss and total comprehensive loss for the period	—	—	—	—	(4,023)	(4,023)
Stock-based compensation	—	—	78	—	—	78
Balance at June 30, 2023	7,435,533	1	272,337	(6,038)	(202,289)	64,010

Issuance of common stock and pre-funded warrants through private placement, net of offering costs	1,951,371	—	5,707	—	—	5,707
Issuance of common stock upon the exercise of stock options	12,500	—	21	—	—	21
Net loss and total comprehensive loss for the period	—	—	—	—	(3,273)	(3,273)
Stock-based compensation	—	—	280	—	—	280
Balance at September 30, 2023	9,399,404	1	278,344	(6,038)	(205,562)	66,745

Net loss and total comprehensive loss for the period	—	—	—	—	(2,391)	(2,391)
Stock-based compensation	—	—	326	—	—	326
Balance at December 31, 2023	9,399,404	1	278,670	(6,038)	(207,953)	64,680

See accompanying notes to unaudited condensed consolidated financial statements.

GRACE THERAPEUTICS, INC.
(Formerly ACASTI PHARMA INC.)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	December 31, 2024	December 31, 2023
(Expressed in thousands)	$	$
Cash flows used in operating activities:
Net loss	(10,204)	(9,687)
Adjustments:
Depreciation expense	5	10
Gain on sale of equipment	—	(26)
Stock-based compensation	600	684
Change in fair value of derivative warrant liabilities	(578)	1,701
Deferred income tax benefit	(2,181)	(943)
Changes in operating assets and liabilities:
Receivables	421	(157)
Prepaid expenses	(300)	(213)
Trade and other payables	287	(1,591)
Operating lease right of use asset	—	(23)
Net cash used in operating activities	(11,950)	(10,245)

Cash flows from investing activities:
Proceeds from sale of equipment	—	110
Maturity of short-term investments	15	—
Purchase of short-term investments	(15)	(6,554)
Net cash used in investing activities	—	(6,444)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants from private placement	—	7,338
Proceeds from issuance of common stock from exercise of stock options	—	21
Net cash provided by financing activities	—	7,359

Net decrease in cash and cash equivalents	(11,950)	(9,330)

Cash and cash equivalents, beginning of period	23,005	27,875
Cash and cash equivalents, end of period	11,055	18,545

Cash and cash equivalents are comprised of:
Cash	836	2,060
Cash equivalents	10,219	16,485

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

Continuance and Domestication

On October 1, 2024, Acasti Québec changed its jurisdiction of incorporation from the Province of Québec in Canada to the Province of British Columbia in Canada pursuant to a “continuance” effected in accordance with Chapter XII of the Business Corporations Act (Québec) (the “Continuance”). Subsequently on October 7, 2024 (the “Effective Date”), Acasti British Columbia changed its jurisdiction of incorporation from the Province of British Columbia in Canada to the State of Delaware in the United States of America pursuant to a “continuance” effected in accordance with Section 308 of the Business Corporations Act (British Columbia) and a “domestication” (the “Domestication”) under Section 388 of the General Corporation Law of the State of Delaware. Both the Continuance and the Domestication were approved by the Company’s shareholders at the Company’s Annual and Special Meeting of Shareholders held on September 30, 2024.

Prior to the Continuance and Domestication, the Company’s Class A common shares, without par value per share (“Common Shares”), were listed on The Nasdaq Stock Market LLC (“Nasdaq”) under symbol “ACST.” Upon the effectiveness of the Continuance, each outstanding Class A common share of Acasti Québec at the time of the Continuance remained issued and outstanding as a common share, without par value per share, of Acasti British Columbia. Upon effectiveness of the Domestication, each outstanding common share of Acasti British Columbia at the time of the Domestication automatically became one outstanding share of common stock, par value $0.0001 per share, of Acasti Delaware (“Common Stock”). The Common Stock continues to be listed for trading on Nasdaq and in connection with its corporate name change to Grace Therapeutics, Inc., commenced trading under the symbol “GRCE” on October 28, 2024.

The Continuance and Domestication has been accounted for as an exchange of equity interest among entities under common control resulting in a change in reporting entity, and has been retroactively reflected in the accompanying unaudited condensed consolidated financial statements and notes thereto. All assets and liabilities of Acasti British Columbia were deemed assumed by the Company at the Effective Date, resulting in the retention of the historical basis of accounting as if they had always been combined for accounting and financial reporting purposes. Any excess resulting from the automatic conversion of each outstanding Common Share of Acasti British Columbia into one outstanding share of Common Stock of Acasti Delaware, is presented as Additional Paid-in Capital in the equity section of the accompanying unaudited condensed consolidated financial statements and notes thereto. All per share amounts for all periods presented in the accompanying unaudited condensed consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the effect of the change in par value.

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

In September 2023, the Company entered into a securities purchase agreement (the “2023 Purchase Agreement”) with certain institutional and accredited investors (the “2023 Private Placement”). Gross proceeds to the Company from the 2023 Private Placement were approximately $7,500, before deducting fees and expenses. The Company issued and sold an aggregate of 1,951,371 Common Shares, pre-funded warrants (the “2023 Pre-funded Warrants”) to purchase up to an aggregate of 2,106,853 Common Shares, each at a purchase price of $1.848 per Common Share and accompanying common warrants (the “2023 Common Warrants” and, together with the 2023 Pre-funded Warrants, the “2023 Warrants”) to purchase up to an aggregate of 2,536,391 Common Shares. In connection with the Continuance and the Domestication, the Company continues its obligations under the Purchase Agreement and the 2023 Warrants. Refer to Note 6, Stockholders’ Equity, for additional information. At effectiveness of the Continuance, each outstanding 2023 Common Warrant exercisable for Common Shares remained exercisable for an equivalent number of common shares of Acasti British Columbia for the equivalent exercise price per share without any action by the holder. At effectiveness of the Domestication, each outstanding warrant exercisable for common shares of Acasti British Columbia remained exercisable for an equivalent number of shares of Common Stock for the equivalent exercise price per share without any action by the holder.

In February 2025, the Company completed a private placement of Company securities with certain institutional and accredited investors. Net proceeds to the Company were approximately $13,800. Refer to Note 11, Subsequent events, for additional information.

The Company plans to use its current cash and the net proceeds from the 2025 Private Placement (as defined below) for clinical trial expenses to further the Phase 3 clinical trial for GTx-104, pre-commercial planning, commercial team buildout, and product launch if GTx-104 is approved, working capital and other general corporate purposes. The Company believes its existing cash and cash equivalents will be sufficient to sustain planned operations through at least 12 months from the issuance date of these unaudited condensed consolidated financial statements.

The Company will require additional capital to fund its daily operating needs beyond that time. The Company does not expect to generate revenue from product sales unless and until it successfully completes drug development and obtains regulatory approval, which is subject to significant uncertainty. To date, the Company has financed its operations primarily through public offerings and private placements of its common equity, warrants and convertible debt and the proceeds from research tax credits. Until such time that the Company can generate significant revenue from drug product sales, if ever, it will require additional financing, which is expected to be sourced from a combination of public or private equity or debt financing or other non-dilutive sources, which may include fees, milestone payments and royalties from collaborations with third parties. Arrangements with collaborators or others may require the Company to relinquish certain rights related to its technologies or drug product candidates. Adequate additional financing may not be available to the Company on acceptable terms, or at all. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue its business strategy. The Company plans to raise additional capital in order to maintain adequate liquidity. Negative results from studies or trials, if any, or depressed prices of the Company’s stock could impact the Company’s ability to raise additional financing. Raising additional equity capital is subject to market conditions that are not within the Company’s control. If the Company is unable to raise additional funds, the Company may not be able to realize its assets and discharge its liabilities in the normal course of business.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended March 31, 2024, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position as of December 31, 2024, the consolidated results of its operations for the three and the nine months ended December 31, 2024 and 2023, its statements of stockholders’ equity for the nine months ended December 31, 2024 and 2023, and its consolidated cash flows for the nine months ended December 31, 2024 and 2023.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes for the year ended March 31, 2024 included in the Company’s Annual Report. The condensed consolidated balance sheet data as of March 31, 2024 presented for comparative purposes was derived from the Company’s audited consolidated financial statements. The results for the three and the nine months ended December 31, 2024 are not necessarily indicative of the operating results to be expected for the full year or for any other subsequent interim period.

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

Reclassifications

The Company reclassified sales and marketing expenses to general and administrative expenses to conform to the current period reporting classifications. This reclassification did not have an impact on previously reported results of operations.

Recent accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The ASU includes enhanced disclosure requirements, primarily related to significant segment expenses that are regularly provided to and used by the chief operating decision maker ("CODM"). The amendments are to be applied retrospectively to all prior periods presented in the financial statements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effect of adopting this pronouncement on its consolidated financial statements and disclosures, and will reflect the effect on the fiscal year consolidated financial statements ending March 31, 2025. The Company does not expect that the adoption of ASU 2023-07 will have a material impact on its consolidated financial statements and disclosures.

The Company has considered all other recent accounting pronouncements and concluded that they are either not applicable to the Company’s business or that the effect is not expected to be material to the unaudited condensed consolidated financial statements as a result of future adoption.

3. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 are as follows:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	$	$	$	$
Assets
Treasury bills and term deposits classified as cash equivalents	10,219	10,219	—	—
Guaranteed investment certificate classified as short-term investments	—	—	—	—
Total assets	10,219	10,219	—	—
Liabilities
Derivative warrant liabilities	3,781	—	—	3,781
Total liabilities	3,781	—	—	3,781

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 are as follows:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	$	$	$	$
Assets
Guaranteed investment certificates and term deposits classified as cash equivalents	19,725	19,725	—	—
Total assets	19,725	19,725	—	—
Liabilities
Derivative warrant liabilities	4,359	—	—	4,359
Total liabilities	4,359	—	—	4,359

There were no changes in valuation techniques or transfers between Levels 1, 2 or 3 during the three and the nine months ended December 31, 2024. The Company’s derivative warrant liabilities are measured at fair value on a recurring basis using unobservable inputs that are classified as Level 3 inputs. Refer to Note 6, Stockholders’ Equity, for the valuation techniques and assumptions used in estimating the fair value of the derivative warrant liabilities.

4. Receivables

	December 31, 2024	March 31, 2024
	$	$
Sales tax receivables	281	316
Government assistance	—	356
Interest receivable	—	15
Other receivables	20	35
Total receivables	301	722

Government assistance is comprised of research and development investment tax credits from the Québec provincial government, which relate to quantifiable research and development expenditures under the applicable tax laws. The amounts recorded as receivable are subject to a government tax audit and the final amounts received may differ from those recorded.

5. Trade and other payables

	December 31, 2024	March 31, 2024
	$	$
Trade payables	665	1,007
Accrued liabilities and other payables	814	176
Employee salaries and benefits payable	492	501
Total trade and other payables	1,971	1,684

6. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, par value $0.0001 per share. No shares of the Company’s preferred stock are issued or outstanding.

Common Stock

In connection with the consummation of the Domestication, on October 7, 2024, the Company adopted a Certificate of Incorporation (as amended, the “Charter”) and Bylaws (as amended, the “Bylaws”). The rights of holders of the Company’s Common Stock are now governed by the Charter, the Bylaws, and the General Corporation Law of the State of Delaware. The Company is authorized to issue up to 100,000,000 shares of Common Stock, par value $0.0001 per share.

2023 Private Placement

In September 2023, the Company entered into the Purchase Agreement with certain institutional and accredited investors in connection with the 2023 Private Placement. Pursuant to the Purchase Agreement, the Company offered and sold 1,951,371 Common Shares, at a purchase price of $1.848 per Common Share and 2023 Pre-funded Warrants to purchase up to 2,106,853 Common Shares at a purchase price equal to the purchase price per Common Share less $0.0001. Each 2023 Pre-funded Warrant is exercisable for one Common Share at an exercise price of $0.0001 per Common Share, is immediately exercisable, and will expire once exercised in full. Pursuant to the Purchase Agreement, the Company also issued, to such institutional and accredited investors, 2023 Common Warrants to purchase Common Shares exercisable for an aggregate of 2,536,391 Common Shares. Under the terms of the Purchase Agreement, for each Common Share and each 2023 Pre-funded Warrant issued in the 2023 Private Placement, an accompanying five-eighths (0.625) of a 2023 Common Warrant was issued to the purchaser thereof. Each whole 2023 Common Warrant is exercisable for one Common Share at an exercise price of $3.003 per Common Share, is immediately exercisable, and will expire on the earlier of (i) the 60th day after the date of the acceptance by the FDA of an NDA for the Company’s product candidate GTx-104 or (ii) five years from the date of issuance. The 2023 Private Placement closed on September 25, 2023. The net proceeds to the Company from the 2023 Private Placement were $7,338, after deducting fees and expenses.

The 2023 Private Placement included the issuance of Common Shares, 2023 Pre-funded Warrants, and 2023 Common Warrants to related parties Shore Pharma LLC, an entity that was controlled by Vimal Kavuru, the Chair of the Company’s Board of Directors, at the time of the 2023 Private Placement, and SS Pharma LLC, the beneficial owner of 5.5% of Common Shares outstanding prior to the 2023 Private Placement, resulting in proceeds of $2,500. As of December 31, 2024 and March 31, 2024, the balance of derivative warrant liabilities from these related parties was $1,265 and $1,453, respectively.

During the nine months ended December 31, 2024, 740,480 2023 Pre-funded Warrants were exercised into 740,457 Common Shares or Common Stock, as applicable. There were no 2023 Common Warrants exercised during the nine months ended December 31, 2024.

Warrants

As further discussed above, on September 25, 2023, the Company issued 2023 Pre-Funded Warrants and 2023 Common Warrants exercisable for an aggregate of 4,643,244 Common Shares in the 2023 Private Placement pursuant to the terms of the Purchase Agreement entered into with certain institutional and accredited investors.

The 2023 Common Warrants issued as a part of the 2023 Private Placement are derivative warrant liabilities given that the 2023 Common Warrants did not meet the fixed-for-fixed criteria and that the 2023 Common Warrants are not indexed to the Company’s own stock.

Proceeds were allocated amongst Common Shares, 2023 Pre-funded Warrants, and 2023 Common Warrants by applying the residual method, with fair value of the 2023 Common Warrants determined using the Black-Scholes model, resulting in initial derivative warrant liabilities of $1,631 and issuance costs of $45 allocated to 2023 Common Warrants. Accordingly, $2,822 and $3,047 of the gross proceeds were allocated to Common Shares and 2023 Pre-funded Warrants, respectively, and $78 and $84 of issuance costs were allocated to Common Shares and 2023 Pre-funded Warrants, respectively.

The derivative warrant liabilities are measured at fair value at each reporting period and the reconciliation of changes in fair value is presented in the following table:

	For the nine months ended December 31, 2024	For the nine months ended December 31, 2023
	$	$
Beginning balance	4,359	—
Issued during the year	—	1,631
Change in fair value	(578)	1,701
Ending balance	3,781	3,332

The fair value of derivative warrant liabilities were determined based on the fair value of the 2023 Common Warrants at the issue date and the reporting dates using the Black-Scholes model with the following weighted-average assumptions that take into account the probability that the 2023 Common Warrants will expire on the earlier of (i) the 60th day after the date of the acceptance by the FDA of an NDA for the Company’s product candidate GTx-104 or (ii) five years from the date on issuance.

	December 31, 2024	March 31, 2024
Risk-free interest rate	4.20%	4.69%
Stock price	$3.85	$3.43
Expected warrant life	1.34	2.03
Dividend yield	0%	0%
Expected volatility	64.66%	85.94%

The weighted-average fair values of the 2023 Common Warrants were determined to be $1.50 and $1.72 per 2023 Common Warrant as of December 31, 2024, and March 31, 2024, respectively. The risk-free interest rate at the issue date and on the reporting date of December 31, 2024 was based on the interest rate corresponding to the U.S. Treasury rate issue with a remaining term equal to the expected term of the 2023 Common Warrants. The expected volatility was based on the historical volatility for the Company.

At December 31, 2024, the Company had outstanding 2023 Common Warrants to purchase 2,536,391 shares of Common Stock, with an exercise price of $3.003, all of which were classified as derivative warrant liabilities. At December 31, 2024, the Company had outstanding 2023 Pre-funded Warrants to purchase 1,366,373 shares of Common Stock, with an exercise price of $0.0001, all of which were classified within stockholders’ equity.

In connection with the Continuance and the Domestication, the Company continues its obligations under the Purchase Agreement and the 2023 Warrants. At effectiveness of the Continuance, each outstanding 2023 Warrant exercisable for Common Shares remained exercisable for an equivalent number of common shares of Acasti British Columbia for the equivalent exercise price per share without any action by the holder. At effectiveness of the Domestication, each outstanding warrant exercisable for common shares of Acasti British Columbia remained exercisable for an equivalent number of shares of Common Stock for the equivalent exercise price per share without any action by the holder.

7. Stock-based compensation

2024 Equity Incentive Plan

At the Annual and Special Meeting of Shareholders on September 30, 2024, the Company’s shareholders approved the Acasti Pharma Inc. 2024 Equity Incentive Plan (the “2024 Plan”) which became effective on the date of the Domestication. The 2024 Plan replaced the Acasti Pharma Inc. Stock Option Plan and the Acasti Pharma Inc. Equity Incentive Plan (the “Prior Plans”). The 2024 Plan provides for the grant of awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, unrestricted stock, dividend equivalent rights, performance-based awards and other equity-based awards to eligible persons as defined under the 2024 Plan. Any of these awards may, but need not, be made as performance incentives to reward the holders of such awards for the achievement of performance goals in accordance with the terms of the 2024 Plan. Stock options granted under the 2024 Plan may be non-qualified stock options or incentive stock options, as provided in the 2024 Plan.

In connection with the Continuance and the Domestication, the Company continues its obligations under the Prior Plans and all of the outstanding equity awards under the Prior Plans. Upon effectiveness of the Continuance, each outstanding option exercisable for and restricted share unit settleable into Common Shares remained exercisable for or able to be settled into an equivalent number of common shares of Acasti British Columbia for the equivalent exercise price per share (if applicable), without any action by the holder. Upon effectiveness of the Domestication, each outstanding option exercisable for and restricted share unit settleable into common shares of Acasti British Columbia remained exercisable for or able to be settled into an equivalent number of shares of Common Stock for the equivalent exercise price per share (if applicable), without any action by the holder.

Following the Effective Date of the 2024 Plan, no awards shall be made under the Prior Plans. However, Common Shares reserved under the Prior Plans to settle awards which were made under the Prior Plans may be issued and delivered following the Effective Date to settle such awards.

The 2024 Plan is administered by a committee designated from time to time, by resolution of the Company’s Board of Directors. The committee will also be responsible for determining, among others, the key terms of the awards including their grant dates, pricing, basis for fair value determination, vesting terms, restrictions, and terminations. The Board has designated its Compensation Committee to administer the 2024 Plan. There are 1,350,000 shares of Common Stock available for issuance under the 2024 Plan.

The 2024 Plan will terminate automatically ten years after the Effective Date and may be terminated on any earlier date as provided by the 2024 Plan.

The following table summarizes information about activities within the 2024 Plan and Prior Plans for the nine months ended December 31, 2024:

	Number of Options	Weighted-average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
		$
Outstanding, March 31, 2024	721,793	3.68	9.08	527
Granted	213,130	2.98
Outstanding, December 31, 2024	934,923	3.52	8.55	865
Exercisable, December 31, 2024	526,065	4.10	8.28	473

The weighted-average grant date fair value of awards for options granted during the nine months ended December 31, 2024 was $2.53. The fair value of options granted was estimated using the Black-Scholes option pricing model, resulting in the following weighted-average assumptions for the options granted:

	Nine months ended December 31, 2024	Nine months ended December 31, 2023
	Weighted-average	Weighted-average
Exercise price	$2.98	$2.50
Share price	$2.98	$2.50
Dividend	—	—
Risk-free interest	4.42%	3.95%
Estimated life (years)	5.81	5.66
Expected volatility	114.20%	117.80%

 Compensation expense recognized under the 2024 Plan is summarized as follows:

	Three months ended		Nine months ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
	$	$	$	$
Research and development expenses	50	61	176	145
General and administrative expenses	110	265	424	539
	160	326	600	684

As of December 31, 2024, there was $415 of total unrecognized compensation cost, related to non-vested stock options, which is expected to be recognized over a remaining weighted-average vesting period of 1.23 years.

8. Loss per share

The Company has generated a net loss for all periods presented. Therefore, diluted loss per share is the same as basic loss per share since the inclusion of potentially dilutive securities would have had an anti-dilutive effect. All currently outstanding options and warrants could potentially be dilutive in the future.

The Company excluded the following potential Common Stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Nine months ended
	December 31, 2024	December 31, 2023
Options outstanding	934,923	721,793
September 2023 Common Warrants	2,536,391	2,536,391

Basic and diluted net loss per share is calculated based upon the weighted-average number of shares of Common Stock outstanding during the period. Common Stock underlying the 2023 Pre-funded Warrants are included in the calculation of basic and diluted earnings per share.

9. Commitments and contingencies

Research and development contracts and contract research organizations agreements

The Company utilizes CMOs for the development and production of clinical materials and CROs to perform services related to its clinical trials. Pursuant to the agreements with these CMOs and CROs, the Company has either the right to terminate the agreements without penalties or under certain penalty conditions. As of December 31, 2024, the Company has $230 of commitments to CMOs and $1,500 of commitments to CROs for the next twelve months.

Raw krill oil supply contract

On October 25, 2019, the Company signed a supply agreement with Aker BioMarine Antarctic AS. (“AKBM”) to purchase raw krill oil product for a committed volume of commercial starting material for CaPre, one of the Company’s former drug candidates, for a total fixed value of $3,100 based on the value of krill oil at that time. As of March 31, 2022, the remaining balance of commitment amounted to $2,800. During the second calendar quarter of 2022, AKBM informed the Company that AKBM believed it had satisfied the terms of the supply agreement as to their obligation to deliver the remaining balance of raw krill oil product, and that the Company was therefore required to accept the remaining product commitment. The Company disagreed with AKBM’s position and believed that AKBM was not entitled to further payment under the supply agreement. Accordingly, no liability was recorded by the Company. The dispute remained unresolved as of both March 31, 2023 and 2022. On October 18, 2023, the Company entered into an agreement with AKBM to settle any and all potential claims regarding amounts due under the supply agreement (“Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, in exchange for a release and waiver of claims arising out of the supply agreement by AKBM and any of AKBM’s affiliates, the Company and AKBM agreed to the following: (a) AKBM retained ownership of all raw krill oil product, including amounts previously delivered to the Company, (b) AKBM acquired and took ownership of all production equipment related to the production of CaPre, (c) AKBM acquired and took ownership of all data from research, clinical trials and pre-clinical studies with respect to CaPre, and (d) AKBM acquired and took ownership over all rights, title and interest in and to all intellectual property rights, including all patents and trademarks, related to CaPre owned by the Company. Pursuant to the terms of the Settlement Agreement, AKBM acknowledged that the CaPre assets were transferred on an “as is” basis, and in connection therewith the Company disclaimed all representations and warranties in connection with the CaPre assets, including any representations with respect to performance or sufficiency. The value of the raw krill oil previously delivered to the Company, the production equipment, and the intellectual property rights related to CaPre were fully impaired in prior reporting periods and had a carrying value of zero as of March 31, 2023. For the three and the nine months ended December 31, 2024, there were $22 and $215, respectively, in expenses recorded by the Company in relation to shipping cost to transport the Company’s production equipment related to the production of CaPre.

Legal proceedings and disputes

In the ordinary course of business, the Company is at times subject to various legal proceedings and disputes. The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its unaudited condensed consolidated financial statements. These legal contingencies may be adjusted to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of loss is not estimable, the Company does not accrue legal contingencies. While the outcome of legal proceedings is inherently uncertain, based on information currently available, management believes that it has established appropriate legal reserves. No reserves or liabilities have been accrued at December 31, 2024.

10. Restructuring costs

On May 8, 2023, the Company communicated its decision to terminate a substantial amount of its workforce as part of a plan that intended to align the Company’s organizational and management cost structure to prioritize resources to GTx-104, thereby reducing losses to improve cash flow and extend available cash resources. During the nine months ended December 31, 2023, the Company incurred $1,485 in costs primarily consisting of employee severance costs and legal fees. There were no restructuring costs incurred during the three and the nine months ended December 31, 2024.

11. Subsequent events

 2025 Private Placement

On February 10, 2025, the Company agreed to offer and sell in a private placement (the “2025 Private Placement”) an aggregate of 3,252,132 shares of Common Stock, at a purchase price of $3.395 per share of Common Stock (the “Shares”), and pre-funded warrants to purchase up to 1,166,160 shares of Common Stock, at a purchase price equal to the purchase price per Share less $0.0001 (the “2025 Pre-Funded Warrants”). Each 2025 Pre-Funded Warrant is exercisable for one share of Common Stock at an exercise price of $0.0001 per share, is exercisable immediately and will expire once exercised in full. For each Share and 2025 Pre-Funded Warrant issued, the Company agreed to issue to each purchaser an accompanying common warrant to purchase shares of Common Stock (or Pre-Funded Warrants in lieu thereof), exercisable for an aggregate of 4,418,292 shares of Common Stock (or Pre-Funded Warrants in lieu thereof) (the “2025 Common Warrants”). Each 2025 Common Warrant is exercisable for one share of Common Stock at an exercise price of $3.395 per share, is immediately exercisable and will expire on the earlier of (i) the 60th day after the date the FDA approves the NDA for GTx-104 and (ii) September 25, 2028.

The 2025 Private Placement closed on February 11, 2025. The net proceeds to the Company were approximately $13,800, after deducting fees and expenses.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operation

This management’s discussion and analysis (“MD&A”) is presented in order to provide the reader with an overview of the financial results and changes to our consolidated balance sheet at December 31, 2024. This MD&A also explains the material variations in our results of operations for the three and the nine months ended December 31, 2024 and 2023 and cash flows for the nine months ended December 31, 2024 and 2023.

Market data, and certain industry data and forecasts included in this MD&A were obtained from internal Company surveys and market research conducted by third parties hired by us, publicly available information, reports of governmental agencies and industry publications, and independent third-party surveys. We have relied upon industry publications as our primary sources for third-party industry data and forecasts. Industry surveys, publications and forecasts generally state that the information they contain has been obtained from sources believed to be reliable, but that the accuracy and completeness of that information are not guaranteed. We have not independently verified any of the data from third-party sources or the underlying economic assumptions they have made. Similarly, internal surveys, industry forecasts and market research, which we believe to be reliable based upon our management’s or contracted third parties’ knowledge of our industry, have not been independently verified. Our estimates involve risks and uncertainties, including assumptions that may prove not to be accurate, and these estimates and certain industry data are subject to change based on various factors, including those discussed in this quarterly report and in our most recently filed Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on June 21, 2024 (the “Annual Report”), our Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2024, and our Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2024. This MD&A contains forward-looking information. You should review our Special Note Regarding Forward-Looking Statements presented at the beginning of this quarterly report.

This MD&A should be read in conjunction with our unaudited condensed consolidated interim financial statements for the three and the nine months ended December 31, 2024 and 2023 included elsewhere in this quarterly report. Our unaudited condensed consolidated financial statements were prepared in accordance with U.S. GAAP.

All amounts appearing in this MD&A for the period-by-period discussions are in thousands of U.S. dollars, except share and per share amounts or unless otherwise indicated.

Business Overview

We are focused on developing and commercializing products for rare and orphan diseases that have the potential to improve clinical outcomes by using our novel drug delivery technologies. We seek to apply new proprietary formulations to approved and marketed pharmaceutical compounds to achieve enhanced efficacy, faster onset of action, reduced side effects, more convenient drug delivery and increased patient compliance; all of which could result in improved patient outcomes. The active pharmaceutical ingredients used in the drug candidates under development by us may be already approved in a target indication or could be repurposed for use in new indications.

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

We believe that rare disorders represent an attractive area for drug development, and there remains an opportunity for us to utilize already approved drugs that have established safety profiles and clinical experience to potentially address significant unmet medical needs. A key advantage of pursuing therapies for rare disorders is the potential to receive orphan drug designation (“ODD”) from the FDA. Our three drug candidates have received ODD status, provided certain conditions are met at new drug application (“NDA”) approval. ODD provides for seven years of marketing exclusivity in the United States post-launch, provided certain conditions are met, and the potential for faster regulatory review. ODD status can also result in tax credits of up to 50% of clinical development costs conducted in the United States upon marketing approval and a waiver of the NDA fees, which we estimate can translate into savings of approximately $4.3 million for our lead drug candidate, GTx-104. Developing drugs for rare diseases can often allow for clinical trials that are more manageably scaled and may require a smaller, more targeted commercial infrastructure.

The specific diseases targeted for drug development by us are well understood, although the patient populations suffering from such diseases may remain poorly served by available therapies or, in some cases, approved therapies do not yet exist. We aim to effectively treat debilitating symptoms that result from these underlying diseases.

Our management team possesses significant experience in drug formulation and drug delivery research and development, clinical and pharmaceutical development and manufacturing, regulatory affairs, and business development, as well as being well-versed in late-stage drug development and commercialization. Importantly, our team is comprised of industry professionals with deep expertise and knowledge, including a world-renowned practicing neurosurgeon-scientist and respected authority in aneurysmal subarachnoid hemorrhage (“aSAH”), as well as product development, chemistry, manufacturing and controls (CMC), planning, implementation, management, and execution of global Phase 2 and Phase 3 trials for GTx-104, and drug commercialization.

Our Pipeline
  GTx-104 is a clinical-stage, novel, injectable formulation of nimodipine being developed for intravenous (“IV”) infusion in aSAH patients to address significant unmet medical needs. The unique nanoparticle technology of GTx-104 facilitates aqueous formulation of insoluble nimodipine for a standard peripheral IV infusion. GTx-104 provides a convenient IV delivery of nimodipine in the intensive care unit eliminating the need for nasogastric tube administration in unconscious or dysphagic patients. IV delivery of GTx-104 also has the potential to lower food effects, drug-to-drug interactions, and eliminate potential dosing errors. Further, GTx-104 has the potential to better manage hypotension in aSAH patients.
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

Recent Developments

2025 Private Placement

On February 10, 2025, the Company agreed to offer and sell in a private placement (the “2025 Private Placement”) an aggregate of 3,252,132 shares of common stock, par value $0.0001 per share (“Common Stock”), at a purchase price of $3.395 per share of Common Stock (the “Shares”), and pre-funded warrants to purchase up to 1,166,160 shares of Common Stock, at a purchase price equal to the purchase price per Share less $0.0001 (the “2025 Pre-Funded Warrants”). Each 2025 Pre-Funded Warrant is exercisable for one share of Common Stock at an exercise price of $0.0001 per share, is exercisable immediately and will expire once exercised in full. For each Share and 2025 Pre-Funded Warrant issued, the Company agreed to issue to each purchaser an accompanying common warrant to purchase shares of Common Stock (or Pre-Funded Warrants in lieu thereof), exercisable for an aggregate of 4,418,292 shares of Common Stock (or Pre-Funded Warrants in lieu thereof) (the “2025 Common Warrants”). Each 2025 Common Warrant is exercisable for one share of Common Stock at an exercise price of $3.395 per share, is immediately exercisable and will expire on the earlier of (i) the 60th day after the date the FDA approves the NDA for GTx-104 and (ii) September 25, 2028.

The 2025 Private Placement closed on February 11, 2025. The net proceeds to the Company were approximately $13.8 million, after deducting fees and expenses.

GTx-104

On September 25, 2024, we announced the completion of enrollment in our Phrase 3 STRIVE-ON trial for GTx-104. On February 10, 2025, we announced that the STRIVE-ON trial met its primary endpoint and provided evidence of clinical benefit for GTx-104 compared to orally administered nimodipine. We plan to submit an NDA to the FDA in the first half of calendar year 2025.

GTx-102

In our GTx-102 program, we received written responses to our End of Phase 1 meeting where the FDA made recommendations on the path toward an NDA. The FDA provided guidance on the design of a single pivotal efficacy and safety trial, including the neurological assessment scale for the primary endpoint, that could, with appropriate confirmatory evidence, support an NDA.

Continuance and Domestication

On October 1, 2024, we changed our jurisdiction of incorporation from the Province of Québec in Canada to the Province of British Columbia in Canada pursuant to a “continuance” effected in accordance with Chapter XII of the Business Corporations Act (Québec) (the “Continuance”). Subsequently on October 7, 2024, we changed our jurisdiction of incorporation from the Province of British Columbia in Canada to the State of Delaware in the United States of America pursuant to a “continuance” effected in accordance with Section 308 of the Business Corporations Act (British Columbia) and a “domestication” (the “Domestication”) under Section 388 of the General Corporation Law of the State of Delaware. Both the Continuance and the Domestication were approved by our shareholders at our Annual and Special Meeting of Shareholders held on September 30, 2024.

Prior to the Continuance and Domestication, our Class A common shares, without par value per share (“Common Shares”), were listed on The Nasdaq Stock Market LLC (“Nasdaq”) under symbol “ACST.” Upon the effectiveness of the Continuance, each of our Common Shares at the time of the Continuance remained issued and outstanding as a common share, without par value per share, of Acasti British Columbia. Upon effectiveness of the Domestication, each outstanding common share of Acasti British Columbia at the time of the Domestication automatically became one outstanding share of common stock, par value $0.0001 per share, of Acasti Delaware. Our Common Stock continues to be listed for trading on Nasdaq.

Corporate Name Change

Effective October 28, 2024, we changed our corporate name to Grace Therapeutics, Inc. and our Common Stock commenced trading under the trading symbol “GRCE” on Nasdaq.

GTx-104 Overview

About aneurysmal Subarachnoid Hemorrhage (aSAH)

aSAH is bleeding over the surface of the brain in the subarachnoid space between the brain and the skull, which contains blood vessels that supply the brain. A primary cause of such bleeding is the rupture of an aneurysm in the brain. The result is a relatively uncommon type of stroke (aSAH) that accounts for about 5% of all strokes and an estimated 42,500 U.S. hospital treated patients.

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

NIMOTOP™ is an injectable form of nimodipine that is manufactured by Bayer Healthcare. It is approved in the European Union, China and in other regulated markets (but not in the United States). It has limited utility for aSAH patients because of its high organic solvent content, namely 23.7% ethanol and 17% polyethylene glycol 400 (NIMOTOP SmPC).

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

Key potential benefits of GTx-104 include:
  Novel nanoparticle technology facilitates aqueous formulation of insoluble nimodipine for a safe, standard peripheral IV infusion
  Better control of blood pressure and improved management of hypotension
  100% bioavailability
  Reduced food effects that impact the absorption of the oral form of nimodipine
  Lower inter and intra-subject variability as compared to oral nimodipine
GTx-104 could provide a more convenient mode of administration as compared to generic nimodipine capsules or NYMALIZE™. GTx-104 is administered as an IV infusion compared to oral administration via a nasogastric tube in unconscious patients every four hours for both nimodipine capsules and NYMALIZE™. Therefore, GTx-104 could make a major contribution to patient care by potentially reducing the dosing associated nursing burden. More convenient, continuous, and consistent dosing may also reduce the risk of medication errors. In addition, as depicted in the charts below, the GTx-140-002 pharmacokinetic (“PK”) study conducted by us has shown that GTx-104 has the potential to provide improved bioavailability and show reduced inter- and intra-subject variability compared to oral nimodipine, which is hypothesized to limit the risk of hypotension and to better achieve desired therapeutic concentration. Following the capsule administration, the variability was observed higher as compared to IV infusion administration (nimodipine exposure variability at steady state observed 37.5% following oral capsule administration versus 15.5%, following GTx-104 IV infusion). Because of its IV formulation, we also expect GTx-104 to reduce certain drug-drug interactions and food effects.

Despite the positive impact it has on recovery, physicians often must discontinue their patients from oral nimodipine, primarily due to hypotensive episodes that cannot be controlled by titrating the oral form of the drug. Such discontinuation could potentially be avoided by administering GTx-104, which because of its IV administration, may reduce the complexity associated with the need for careful attention to the timing of nimodipine administration at least one hour before or two hours after a meal. Also, unconscious patients will likely receive more consistent concentrations of nimodipine when delivered via the IV route as compared to oral gavage or a nasogastric tube. More consistent dosing is expected to result in better, more consistent management of hypotension. As summarized in the table below, we also anticipate that reduced use of hospital resources is possible by more effectively managing blood pressure with GTx-104, which could result in shorter length of stay and better outcomes.

GTx-104 Market Opportunity

Approximately 42,500 patients in the United States are affected by aSAH per year, based on market research, but claims analysis suggests incidence may be as high as approximately 70,000. Outside of the United States, annual cases of aSAH are estimated at approximately 60,000 in the European Union, and approximately 150,000 in China.

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

We estimate that the total addressable market for aSAH is approximately $300 million in the U.S. There are an estimated 150,000 aSAH patients each year in China and approximately 60,000 patients in the European Union. The unmet needs in the treatment of aSAH and the potential of GTx-104 to address the limitations of the current standard of care were the subject of a Key Opinion Leader (“KOL”) event we hosted in November 2024. In an independent market research survey we conducted of hospital administrators, critical and neuro intensive care physicians at institutions with Comprehensive or Advanced Stroke Center certification who are involved in purchasing decisions for their institutions/units, respondents reported 80% likelihood of adopting an IV formulation of nimodipine (GTx-104), assuming 100% bioavailability, better safety, no food effects, effective hypotension management, potential hospital value and patient value.

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

The bioavailability of oral nimodipine capsules observed was only approximately 7% compared to 100% for GTx-104. Consequently, about one-twelfth the amount of nimodipine is delivered with GTx-104 to achieve comparable pharmacokinetics as with the oral capsules. This data is presented in the chart below.

No serious adverse events and no adverse events leading to withdrawal were reported during the trial.

GTx-104 has been administered in over 150 healthy volunteers and was well tolerated with significantly lower inter- and intra-subject PK variability compared to oral nimodipine.

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

The STRIVE-ON trial was a prospective, randomized open-label trial of GTx-104 compared with oral nimodipine in patients hospitalized with aSAH. 50 patients were administered GTx-104 and 52 patients received oral nimodipine. The primary endpoint was the number of patients with at least one episode of clinically significant hypotension reasonably considered to be caused by the drug, and additional endpoints included safety, clinical, and pharmacoeconomic outcomes.  Each patient was evaluated for up to 90 days inclusive of the 21-day treatment period. There was a higher proportion of the most severe cases of aSAH (Hunt & Hess Grade V) with the worst prognosis in the GTx-104 arm (8%) compared to the oral nimodipine arm (2%).

The trial met its primary endpoint, with patients receiving GTx-104 observed to have a 19% reduction in at least one incidence of clinically significant hypotension compared to oral nimodipine (28% versus 35%). Other measures also favored or were comparable to GTx-104, including:

•	54% of patients who received GTx-104 had a relative dose intensity (RDI) of 95% or higher of the prescribed dose compared to only 8% on oral nimodipine.
•
29% relative increase in the number of patients receiving GTx-104 compared to oral nimodipine with favorable outcomes at 90 days follow up on the modified Rankin scale. Quality of life as measured by EQ-5D-3L also favored patients receiving GTx-104 versus oral nimodipine.

•	Fewer intensive care unit (ICU) readmissions, ICU days, and ventilator days for patients receiving GTx-104 versus oral nimodipine.

•
Adverse events were comparable between the two arms and no new safety issues were identified with patients receiving GTx-104. All deaths in both arms of the trial were due to severity of the patient’s underlying disease. There were eight deaths on the GTx-104 arm compared to four deaths on the oral nimodipine arm. The survival status of one patient on the oral nimodipine arm was unknown. No deaths were determined to be related to GTx-104 or oral nimodipine.

We believe these data validate the GTx-104 value proposition and we plan to submit an NDA to the FDA in the first half of calendar year 2025. If approved, GTx-104 has the potential to address significant challenges with oral nimodipine administration and may transform the standard of care for patients with aSAH.

GTx-102 Overview

GTx-102 is a novel, concentrated oral-mucosal spray of betamethasone intended to improve neurological symptoms of A-T for which there are currently no FDA-approved therapies. GTx-102 is a stable, concentrated oral spray formulation comprised of the gluco-corticosteroid betamethasone that, together with other excipients, can be sprayed conveniently over the tongue of the A-T patient and is rapidly absorbed.

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

GTx-102 PK Data to Date

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

Results showed that GTx-102 betamethasone blood concentrations were highly predictable and consistent based on AUC (the area under the concentration time curve up to 72 hours post-dose, extrapolated to infinity) and Cmax (the maximum concentration occurring between 0 hour to 72 hours after trial drug administration), indicating good linearity and dose-proportionality. GTx-102 betamethasone blood concentrations were within the same range of exposure as IM betamethasone, based on AUC. This IM formulation will serve as a bridge for GTx-102 in the context of the proposed 505(b)(2) regulatory pathway. GTx-102 betamethasone blood concentrations were also within the same range of exposure as Oral Solution (“OS”), based on AUC. This OS formulation was used by Zannolli and may serve as a clinical comparator for further clinical development. Furthermore, statistically there was no significant difference (p>0.05) between GTx-102 administered at a fast rate (each spray immediately following the preceding one) versus a slow rate (1 spray/minute), as indicated by Cmax and AUC. We believe this result is important because being able to use the fast or the slow rate of administration may provide greater flexibility for patients and caregivers. The Cmax of GTx-102 was within the same range of exposure as the OS, but the Cmax for the IM formulation was lower than both GTx-102 and the OS, as well as what has been reported previously for the IM in industry publications. It is important to note that achieving bioequivalence with the IM was not an objective of this trial, nor was it expected. Finally, of the 48 healthy adult subjects, no serious adverse events were reported, and the most frequent drug-related adverse effect was mild headache (4 cases).

The further clinical development of GTx-102 has been deprioritized in favor of our focus on development of GTx-104. However, we received FDA’s written responses to our GTx-102 End of Phase 1 meeting request where FDA made recommendations on the path toward an NDA. They provided guidance on the design of a single pivotal efficacy and safety trial, including the neurological assessment scale for the primary endpoint, that could, with appropriate confirmatory evidence, support an NDA. We plan to collaborate with our scientific advisory board and FDA (via Type C meeting) on the design of a potential pivotal efficacy and safety trial and will determine the next steps after that time. Further clinical development work will be contingent on additional funding for GTx-102 or the signing of a strategic partnership. It is also possible that we may license or sell our GTx-102 drug candidate.

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

While the rash associated with HZ typically heals within two to four weeks, the pain may persist for months or even years, and this PHN manifestation is the most common and debilitating complication of HZ. There is currently no consensus definition for PHN, but it has been suggested by the Centers for Disease Control and Prevention that PHN is best defined as pain lasting at least three months after resolution of the rash.

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

Overall Commercialization Strategy

We have worldwide commercialization rights for all our pipeline drug candidates and plan to maximize the value of each of our drug candidates over time. Currently, we have prioritized the development of GTx-104 over that of GTx-102 and GTx-101. If we receive regulatory approval for GTx-104 in the U.S., we plan to commercialize GTx-104 with a highly experienced and targeted hospital-based sales force. We may further seek commercial partnerships to fully exploit the market potential of GTx-104 in territories outside the U.S. It is possible that we out-license or sell GTx-102 and/or GTx-101 for the U.S. and/or global markets.

Basis of Presentation of the Financial Statements

Our unaudited condensed consolidated financial statements, which include the accounts of our wholly owned subsidiary, have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC related to quarterly reports filed on Form 10-Q. All intercompany transactions and balances are eliminated on consolidation.

Our assets as of December 31, 2024, include cash and cash equivalents totaling $11.1 million and intangible assets and goodwill totaling $49.3 million. Our current liabilities total $2.0 million as of December 31, 2024 and are comprised primarily of amounts due to or accrued for creditors.

In February 2025, we completed a private placement of Company securities with certain institutional and accredited investors. Net proceeds to the Company were approximately $13.8 million. Refer to Note 11, Subsequent events, in the accompanying unaudited condensed consolidated financial statements elsewhere in this document for additional information. We believe our existing cash and cash equivalents will be sufficient to sustain planned operations through at least 12 months from the issuance date of these unaudited condensed consolidated financial statements.

Results of Operations for the three and the nine months ended December 31, 2024 and 2023

	Three months ended			Nine months ended
	December 31, 2024	December 31, 2023	Increase (Decrease)	December 31, 2024	December 31, 2023	Increase (Decrease)
	$	$	$	$	$	$

Operating expenses
Research and development expenses, net of government assistance	2,194	1,443	751	7,877	2,998	4,879
General and administrative expenses	1,510	1,600	(90)	5,619	5,106	513
Restructuring costs	—	—	—	—	1,485	(1,485)
Loss from operating activities	(3,704)	(3,043)	661	(13,496)	(9,589)	3,907

Foreign exchange (loss) gain	(16)	3	(19)	(11)	(2)	(9)
Change in fair value of derivative warrant liabilities	(1,178)	125	(1,303)	578	(1,701)	2,279
Interest and other income, net	138	316	(178)	544	662	(118)
Income tax benefit	605	208	397	2,181	943	1,238
Net loss	(4,155)	(2,391)	1,764	(10,204)	(9,687)	517

Net loss

The net loss of $4.2 million, or $0.36 per share, for the three months ended December 31, 2024, increased by $1.8 million from the net loss of $2.4 million, or $0.21 per share, for the three months ended December 31, 2023. The increase in net loss was primarily due to a $1.3 million difference in the change in fair value of derivative warrant liabilities, an increase in research and development expenses of $751 and a decrease in our interest income of $178, offset in part by a $397 increase in our income tax benefit.

The net loss of $10.2 million, or $0.89 per share, for the nine months ended December 31, 2024, increased by $517 from the net loss of $9.7 million, or $1.09 per share, for the nine months ended December 31, 2023. The increase in net loss was primarily due to a $4.9 million increase in research and development expenses, a $513 increase in general and administrative expenses, and a decrease in our interest income of $118, offset in part by a $2.3 million difference in the change in fair value of derivative warrant liabilities, a $1.2 million increase in our income tax benefit, and a $1.5 million decrease in restructuring costs.

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

Our research and development during the three and the nine months ended December 31, 2024 and 2023 was focused primarily on our clinical development program for our GTx-104 drug candidate.

The following table summarizes our research and development expenses:

Research and development expenses
	Three months ended			Nine months ended
	December 31, 2024	December 31, 2023	Increase (Decrease)	December 31, 2024	December 31, 2023	Increase (Decrease)
	$	$	$	$	$	$
Total third-party research and development expenses[1]	1,973	1,219	754	7,123	2,196	4,927
Government grants & tax credits	—	—	—	—	55	(55)
Salaries and benefits	171	163	8	578	597	(19)
Research and development expense before stock-based compensation and depreciation	2,144	1,382	762	7,701	2,848	4,853
Stock-based compensation	50	61	(11)	176	145	31
Depreciation and loss on disposal of equipment	—	—	—	—	5	(5)
Total	2,194	1,443	751	7,877	2,998	4,879

1 Total third-party research and development expenses are calculated before salaries and benefits, depreciation, write-off of equipment and stock-based compensation.

Total research and development expenses for the three and the nine months ended December 31, 2024 were $2.2 million and $7.9 million, respectively, compared to $1.4 million and $3.0 million for the three and the nine months ended December 31, 2023, respectively. The increase of $751 and $4.9 million for the three and the nine months period then ended, respectively, was primarily due to the increase in research activities for the GTx-104 pivotal Phase 3 safety clinical trial.

There were no government grants and tax credits for the three and the nine months ended December 31, 2024, compared to nil and $55 for the three and the nine months ended December 31, 2023, respectively. The changes within government grants and tax credits were due to adjustments of provisions regarding the estimated realizability of credits receivable after assessments and correspondence from tax authorities.

Stock-based compensation of $50 for the three months ended December 31, 2024, decreased by $11 compared to $61 for the three months ended December 31, 2023. Stock-based compensation of $176 for the nine months ended December 31, 2024, increased by $31 compared to $145 for the nine months ended December 31, 2023. The decrease for the three months ended and the increase for the nine months ended, were primarily due to the timing of the issuance of new grants and award vesting schedules.

General and administrative expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, legal, and support functions, including professional fees for auditing, tax, consulting, rent and utilities and insurance.

General and administrative expenses
	Three months ended			Nine months ended
	December 31, 2024	December 31, 2023	Increase (Decrease)	December 31, 2024	December 31, 2023	Increase (Decrease)
	$	$	$	$	$	$
Salaries and benefits	521	237	284	1,406	823	583
Professional fees	518	764	(246)	2,949	2,593	356
Other	360	334	26	835	1,146	(311)
General and administrative expense before stock-based compensation and depreciation[1]	1,399	1,335	64	5,190	4,562	628
Stock-based compensation	110	265	(155)	424	539	(115)
Depreciation	1	—	1	5	5	—
Total	1,510	1,600	(90)	5,619	5,106	513

1 General and administrative sub-total expenses are calculated before stock-based compensation and depreciation.

General and administrative expenses were $1.5 million and $5.6 million for the three and the nine months ended December 31, 2024, respectively, compared to $1.6 million and $5.1 million for the three and the nine months ended December 31, 2023, respectively. The decrease of $90 for the three months ended December 31, 2024 was primarily a result of a decrease in professional fees of $246 and stock-based compensation of $155, offset in part by higher salaries and benefits. The increase of $513 for the nine months ended was primarily a result of increased legal, tax, accounting, audit and other professional fees primarily related to the Continuance and the Domestication, increased salaries and benefits due to merit increases and hiring of new employee, offset in part by a decrease in other expenses due primarily to adjustments for claims for Canadian goods and services tax and decrease in miscellaneous expenses as a result of restructuring. Stock-based compensation of $110 and $424 for the three and the nine months ended December 31, 2024, respectively, decreased by $155 and $115, respectively, compared to $265 and $539 for the three and the nine months ended December 31, 2023, respectively. The decrease for the three and nine months ended was primarily due to the timing of the issuance of new grants and award vesting schedules.

Restructuring Costs

On May 8, 2023, we announced our decision to terminate a substantial amount of our workforce as part of a plan intended to align our organizational and management cost structure to prioritize resources to GTx-104, thereby reducing losses to improve cash flow and extend available cash resources. We incurred $1.5 million of related costs primarily consisting of employee severance costs. There were no restructuring costs during the three and the nine months ended December 31, 2024.

Change in fair value of derivative warrant liabilities

For the three months ended December 31, 2024, the increase in the fair value of derivative warrant liabilities of $1.2 million primarily due to an increase in our stock price. For the three months ended December 31, 2023, the decrease in the fair value of derivative warrant liabilities of $125 was primarily due to a decrease in our stock price.

For the nine months ended December 31, 2024, the decrease in the fair value of derivative warrant liabilities of $578 was primarily due to a decrease in our stock price. The increase in the fair value of derivative warrant liabilities of $1.7 million for the nine months ended December 31, 2023, was primarily attributable to an increase in our stock price.

Interest and other income, net

For the three months ended December 31, 2024, interest and other income was $138, a decrease by $178 compared to $316 for the three months ended December 31, 2023, primarily due to withdrawals of short-term investments upon their maturity used to fund operations, as well as a decrease in interest rates.

For the nine months ended December 31, 2024, interest and other income was $544, a decrease by $118 compared to $662 for the nine months ended December 31, 2023, primarily due to withdrawals of short-term investments upon their maturity used to fund operations, as well as a decrease in interest rates.

Income tax benefit

For the three and the nine months ended December 31, 2024, income tax benefit was $605 and $2.2 million, respectively, an increase of $397 and $1.2 million, respectively, from $208 and $943 for the three and the nine months ended December 31, 2023, respectively, due to net losses recognized by our subsidiary, Grace Therapeutics U.S., Inc., which are deemed to be recoverable to us and can be taken as a benefit over time.

Liquidity and Capital Resources

Cash flows and financial condition for the nine months ended December 31, 2024 and 2023

Summary

As of December 31, 2024, cash and cash equivalents were $11.1 million, a net decrease of $11.9 million compared to cash and cash equivalents of $23.0 million at March 31, 2024.

In February 2025, we completed a private placement of Company securities with certain institutional and accredited investors. Net proceeds to the Company were approximately $13.8 million. Refer to Note 11, Subsequent events, in the accompanying unaudited condensed consolidated financial statements elsewhere in this document for additional information. We believe our existing cash and cash equivalents will be sufficient to sustain planned operations through at least 12 months after the filing of this Form 10-Q.

We will require additional capital to fund our daily operating needs beyond that time. We do not expect to generate revenue from product sales unless and until we successfully complete drug development and obtain regulatory approval, which is subject to significant uncertainty. To date, we have financed our operations primarily through public offerings and private placements of our common equity, warrants and convertible debt and the proceeds from research tax credits. Until such time that we can generate significant revenue from drug product sales, if ever, we will require additional financing, which is expected to be sourced from a combination of public or private equity or debt financing or other non-dilutive sources, which may include fees, milestone payments and royalties from collaborations with third parties. Arrangements with collaborators or others may require us to relinquish certain rights related to our technologies or drug product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategy. We plan to raise additional capital in order to maintain adequate liquidity. Negative results from studies or trials, if any, or depressed prices of our Common Stock could impact our ability to raise additional financing. Raising additional equity capital is subject to market conditions that are not within our control. If we are unable to raise additional funds, we may not be able to realize our assets and discharge our liabilities in the normal course of business.

Net cash used in operating activities

Net cash used in operating activities for the nine months ended December 31, 2024 was $12.0 million, compared to $10.2 million for the nine months ended December 31, 2023, an increase of $1.8 million. The increase in net cash used in operating activities was primarily due to a $4.9 million increase in research and development activities for our GTx-104 pivotal Phase 3 STRIVE-ON trial, a $513 increase in general and administrative expenses for legal, tax, accounting and other professional fees related to the Continuance and Domestication, offset in part by a $1.5 million decrease in restructuring costs, change in receivables of $578 and change in trade and other payables of $1.9 million.

Net cash used in investing activities

Net cash used in investing activities for the nine months ended December 31, 2024, was from our purchase of short-term investments of $15 and maturity of short-term investments of $15. Net cash used in investing activities for the nine months ended December 31, 2023, was from the purchase of short-term investments of $6.6 million, offset by proceeds from the sale of equipment of $110.

Net cash provided by financing activities

There were no financing activities for the nine months ended December 31, 2024. Net cash provided by financing activities for the nine months ended December 31, 2023, was primarily attributable to the $7.3 million net proceeds received from the September 2023 private placement offering of our securities.

2023 Private Placement

In September 2023, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional and accredited investors in connection with a private placement offering of our securities (the “2023 Private Placement”). Pursuant to the Purchase Agreement, we sold 1,951,371 Common Shares, at a purchase price of $1.848 per Common Share and pre-funded warrants (the “Pre-funded Warrants”) to purchase up to 2,106,853 Common Shares at a purchase price equal to the purchase price per Common Share less $0.0001. Each Pre-funded Warrant is exercisable for one Common Share at an exercise price of $0.0001 per Common Share, is immediately exercisable, and will expire once exercised in full. Pursuant to the Purchase Agreement, we also issued to such institutional and accredited investors common warrants (the “Common Warrants”, and together with the Pre-funded Warrants, the “Warrants”) to purchase Common Shares, exercisable for an aggregate of 2,536,391 Common Shares. Under the terms of the Purchase Agreement, for each Common Share and each Pre-funded Warrant issued in the 2023 Private Placement, an accompanying five-eighths (0.625) of a Common Warrant was issued to the purchaser thereof. Each whole Common Warrant is exercisable for one Common Share at an exercise price of $3.003 per Common Share, is immediately exercisable, and will expire on the earlier of (i) the 60th day after the date of the acceptance by the FDA of an NDA for our product candidate GTx-104 and (ii) five years from the date of issuance. The 2023 Private Placement closed on September 25, 2023. The net proceeds to us from the 2023 Private Placement were approximately $7.3 million, after deducting fees and expenses.

Contractual Obligations and Commitments

Our contractual obligations and commitments include trade payables, CMO and CRO agreements, and the raw krill oil supply agreement, as described below.

Research and development contracts and contract research organizations agreements

We utilize CMOs for the development and production of clinical materials, and CROs to perform services related to our clinical trials. Pursuant to the agreements with CMOs and CROs, we have either the right to terminate the agreements without penalties or under certain penalty conditions. At December 31, 2024, we had $230 of commitments to CMOs and $1.5 million of commitments to CROs for the next twelve months.

Raw krill oil supply contract

On October 25, 2019, we entered into a supply agreement with Aker BioMarine Antarctic AS. (“AKBM”) to purchase raw krill oil product for a committed volume of commercial starting material for CaPre, one of our former drug candidates, for a total fixed value of $3.1 million based on the value of krill oil at that time. As of March 31, 2022, the remaining balance of commitment amounted to $2.8 million. During the second calendar quarter of 2022, AKBM informed us that AKBM believed it had satisfied the terms of the supply agreement as to their obligation to deliver the remaining balance of raw krill oil product, and that we were therefore required to accept the remaining product commitment. We disagreed with AKBM’s position and believed that AKBM was not entitled to further payment under the supply agreement. Accordingly, no liability was recorded by us. The dispute remained unresolved as of both March 31, 2023 and 2022. On October 18, 2023, we entered into an agreement with AKBM to settle any and all potential claims regarding amounts due under the supply agreement (the “Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, in exchange for a release and waiver of claims arising out of the supply agreement by AKBM and any of AKBM’s affiliates, we agreed to the following: (a) AKBM retained ownership of all raw krill oil product, including amounts previously delivered to us; (b) AKBM acquired and took ownership of all of our production equipment related to the production of CaPre; (c) AKBM acquired and took ownership of all of our data from research, clinical trials and pre-clinical studies with respect to CaPre; and (d) AKBM acquired and took ownership over all of our rights, title and interest in and to all intellectual property rights, including all patents and trademarks, related to CaPre owned by us. Further, AKBM acknowledged that the CaPre assets were transferred on an “as is” basis, and in connection therewith we disclaimed all representations and warranties in connection with the CaPre assets, including any representations with respect to performance or sufficiency. The value of the raw krill oil previously delivered to us, the production equipment, and the intellectual property rights related to CaPre were fully impaired in prior reporting periods and had a carrying value of nil as of March 31, 2023. For the three and the nine months ended December 31, 2024, there were $22 and $215, respectively, in expenses recorded by us in relation to shipping cost to transport our production equipment related to the production of CaPre.

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

Critical Accounting Policies

During the nine months ended December 31, 2024, there were no material changes to our critical accounting policies from those described in our Annual Report for the year ended March 31, 2024.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The ASU includes enhanced disclosure requirements, primarily related to significant segment expenses that are regularly provided to and used by the chief operating decision maker ("CODM"). The amendments are to be applied retrospectively to all prior periods presented in the financial statements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effect of adopting this pronouncement on its consolidated financial statements and disclosures, and will reflect the effect on the fiscal year consolidated financial statements ending March 31, 2025. The Company does not expect that the adoption of ASU 2023-07 will have a material impact on its consolidated financial statements and disclosures

We have considered all other recent accounting pronouncements and concluded that they are either not applicable to our business or that the effect is not expected to be material to our unaudited condensed consolidated financial statements as a result of future adoption.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.
Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures within the meaning of Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon this evaluation, our management has concluded that, as of December 31, 2024, our existing disclosure controls and procedures were effective. It should be noted that while our Chief Executive Officer and Principal Financial Officer believe that our disclosure controls and procedures provide a reasonable level of assurance that they are effective, they do not expect the disclosure controls and procedures to be capable of preventing all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met.

Changes in Internal Control over Financial Reporting

No changes were made to our internal controls over financial reporting that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.
Legal Proceedings

In the ordinary course of business, we are at times subject to various legal proceedings and disputes. We assess our liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that we will incur a loss and the amount of the loss can be reasonably estimated, we record a liability in our unaudited condensed consolidated financial statements. These legal contingencies may be adjusted to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of loss is not estimable, we do not accrue legal contingencies. While the outcome of legal proceedings is inherently uncertain, based on information currently available, our management believes that it has established appropriate legal reserves. However, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to our financial position, results of operations, or cash flows. We are not currently a party to any legal proceedings that, in the opinion of management, are likely to have a material adverse effect on our business.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.
Defaults upon Senior Securities

None.

Item 4.
Mine Safety Disclosures

Not applicable.

Item 5.
Other Information

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

3.3	Bylaws of Grace Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 on the Current Report on Form 8-K filed with the Commission on October 28, 2024)

10.1†#	Grace Therapeutics, Inc. 2024 Equity Incentive Plan

10.2†#	Form of 2024 Incentive Stock Option Award Agreement under the Grace Therapeutics, Inc. 2024 Equity Incentive Plan

10.3†#	Form of 2024 Non-Qualified Stock Option Award Agreement under Grace Therapeutics, Inc. 2024 Equity Incentive Plan

10.4†
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
# Filed herewith solely to reflect the name change of the Company from Acasti Pharma Inc. to Grace Therapeutics, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 13, 2025

GRACE THERAPEUTICS, INC.

	By:	/s/ Prashant Kohli
Name: Prashant Kohli
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Robert DelAversano
Name: Robert DelAversano
Title: Principal Financial Officer (Principal Financial Officer)