Form 10-Q/A
period 2024-12-31
Grace Therapeutics, Inc.
filed 2025-02-19
CIK 1444192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

The number of outstanding shares of common stock of the registrant, par value per share of $0.0001, as of February 12, 2025, was 13,416,735.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) is being filed solely to correct the number of shares of common stock outstanding on the cover page of the registrant’s Form 10-Q for the period ended December 31, 2024 (the “Original Filing”) filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2025. No other changes have been made to the Original Filing, whether to update the Original Filing to reflect events occurring subsequent to the filing of the Original Filing or otherwise. As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Form 10-Q/A contains new certifications by the registrant’s principal executive officer and principal financial officer, which are being filed as exhibits to this Form 10-Q/A. Because this Form 10-Q/A includes no financial statements, the registrant is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of Grace Therapeutics, Inc. (incorporated by referenced to Exhibit 3.3 on the Current Report on Form 8-K filed with the Commission on October 7, 2024)

3.2
Certificate of Amendment to the Certificate of Incorporation of Grace Therapeutics, Inc. (incorporated by referenced to Exhibit 3.1 on the Current Report on Form 8-K filed with the Commission on October 28, 2024)

3.3	Bylaws of Grace Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 on the Current Report on Form 8-K filed with the Commission on October 28, 2024)

10.1†#	Grace Therapeutics, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 on the Quarterly Report on Form 10-Q filed with the Commission on February 13, 2025)

10.2†#
Form of 2024 Incentive Stock Option Award Agreement under the Grace Therapeutics, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 on the Quarterly Report on Form 10-Q filed with the Commission on February 13, 2025)

10.3†#
Form of 2024 Non-Qualified Stock Option Award Agreement under Grace Therapeutics, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 on the Quarterly Report on Form 10-Q filed with the Commission on February 13, 2025)

10.4†
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

32.1**
Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 on the Quarterly Report on Form 10-Q filed with the Commission on February 13, 2025)

32.2**
Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 on the Quarterly Report on Form 10-Q filed with the Commission on February 13, 2025)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

101.LAB	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

101.PRE	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed or furnished herewith.

** Previously furnished with the Quarterly Report on Form 10-Q for the period ended December 31, 2024 filed with the SEC on February 13, 2025.

† Indicates a management contract or compensatory plan.

# Previously filed with the Quarterly Report on Form 10-Q for the period ended December 31, 2024 filed with the SEC on February 13, 2025 solely to reflect the name change of the Company from Acasti Pharma Inc. to Grace Therapeutics, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 18, 2025

GRACE THERAPEUTICS, INC.

	By:	/s/ Prashant Kohli
Name: Prashant Kohli
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Robert DelAversano
Name: Robert DelAversano
Title: Principal Financial Officer (Principal Financial Officer)