Form 10-Q
period 2025-06-30
Grace Therapeutics, Inc.
filed 2025-08-12
CIK 1444192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

The number of outstanding shares of common stock of the registrant, par value per share of $0.0001, as of August 11, 2025, was 13,828,562.

GRACE THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2025

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains information that may be forward-looking statements within the meaning of U.S. federal securities laws and forward-looking information within the meaning of Canadian securities laws, both of which we refer to in this quarterly report as forward-looking information. Forward- looking statements can be identified by the use of terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “intend,” “estimate,” “predict,” “potential,” “continue” or other similar expressions concerning matters that are not statements about historical facts. Forward-looking statements in this quarterly report include, among other things, information, or statements about:

●
our ability to build a late-stage pharmaceutical company focused in rare and orphan diseases and on developing and commercializing products that improve clinical outcomes using our novel drug delivery technologies;

●
our ability to apply new proprietary formulations to existing pharmaceutical compounds to achieve enhanced efficacy, faster onset of action, reduced side effects, and more convenient drug delivery that can result in increased patient compliance;

●
the potential for our drug candidates to receive orphan drug designation and exclusivity from the U.S. Food and Drug Administration (“FDA”) or regulatory approval under the Section 505(b)(2) regulatory pathway under the Federal Food, Drug and Cosmetic Act (“FDCA”);

●
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

●
our plan to prioritize the development of GTx-104;

●
our plan to maximize the value of our de-prioritized drug candidates, GTx-102 and GTx-101, including through potential development, licensing, or sale of those drug candidates;

●
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

●
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

●
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

●
expectations and forecasts related to our intellectual property portfolio, including but not limited to the probability of receiving orphan drug exclusivity from the FDA for our leading pipeline drug candidates; our patent portfolio strategy; and outcomes of our patent filings and extent of patent protection;

●
our strategy, future operations, prospects, and the plans of our management with a goal to enhance shareholder value;

●
our need for additional financing, and our estimates regarding our operating runway and timing for future financing and capital requirements;

●
our expectations regarding our financial performance, including our costs and expenses, liquidity, and capital resources;

●
our projected capital requirements to fund our anticipated expenses;

●
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

●
We are heavily dependent on the success of our lead drug candidate, GTx-104.

●
Clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Failure can occur at any stage of clinical development.

●
We are subject to uncertainty relating to healthcare reform measures and reimbursement policies that, if not favorable to our drug candidates, could hinder or prevent our drug candidates’ commercial success.

●
If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our drug products, if approved, we may be unable to generate any revenue.

●
If we are unable to differentiate our drug products from branded reference drugs or existing generic therapies for similar treatments, or if the FDA or other applicable regulatory authorities approve products that compete with any of our drug products, our ability to successfully commercialize our drug products would be adversely affected.

●
Our success depends in part upon our ability to protect our intellectual property for our drug candidates.

●
Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

●
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

●
Our contract manufacturers may encounter difficulties involving, among other things, production yields, regulatory compliance, quality control and quality assurance, as well as shortages of qualified personnel. Approval of our drug candidates could be delayed, limited, or denied if the FDA does not approve and maintain the approval of our contract manufacturer’s processes or facilities.

●
The design, development, manufacture, supply, and distribution of our drug candidates are highly regulated and technically complex.

●
The other risks and uncertainties identified in Item 1A. Risk Factors and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended March 31, 2025.

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

Except as otherwise indicated, references in this quarterly report to “Grace,” “Grace Therapeutics,” “Acasti,” “the Company,” “we,” “us,” and “our” refer to Grace Therapeutics, Inc. (formerly known as Acasti Pharma Inc.) and its consolidated subsidiary.

PART I. FINANCIAL INFORMATION

Item 1.
Financial Information

Unaudited Condensed Consolidated Financial Statements

GRACE THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,2025	March 31,2025
(Expressed in thousands except share data)	$	$
Assets
Current assets:
Cash and cash equivalents	20,005	22,133
Receivables	20	126
Prepaid expenses	500	453
Total current assets	20,525	22,712
Equipment, net	14	15
Intangible assets	41,128	41,128
Goodwill	8,138	8,138
Total assets	69,805	71,993

Liabilities and Stockholders’ equity
Current liabilities:
Trade and other payables	2,315	1,930
Total current liabilities	2,315	1,930

Derivative warrant liabilities	1,628	1,141
Deferred tax liability	2,312	2,312
Total liabilities	6,255	5,383

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 10,000,000 authorized; none issued and outstanding as of June 30, 2025 and March 31, 2025	—	—
Common stock, $0.0001 par value per share; 100,000,000 authorized; 13,828,562 and 13,718,106 shares issued and outstanding as of June 30, 2025 and March 31, 2025, respectively	1	1
Additional paid-in capital	293,636	293,334
Accumulated other comprehensive loss	(6,038)	(6,038)
Accumulated deficit	(224,049)	(220,687)
Total stockholders' equity	63,550	66,610
Total liabilities and stockholders’ equity	69,805	71,993

See accompanying notes to unaudited condensed consolidated financial statements.

GRACE THERAPEUTICS, INC.
Condensed Consolidated Statements of Loss and Comprehensive Loss
(Unaudited)

	Three months ended
	June 30, 2025	June 30, 2024

(Expressed in thousands, except share and per share data)	$	$

Operating expenses
Research and development expenses	(955)	(2,708)
General and administrative expenses	(2,135)	(2,255)
Loss from operating activities	(3,090)	(4,963)

Foreign exchange gain (loss)	10	(8)
Change in fair value of derivative warrant liabilities	(487)	1,395
Interest and other income, net	205	235
Other (expense) income, net	(272)	1,622
Loss before income tax benefit	(3,362)	(3,341)

Income tax benefit	—	724

Net loss and total comprehensive loss	(3,362)	(2,617)

Basic and diluted loss per share	(0.21)	(0.24)

Weighted-average number of shares outstanding	15,924,522	10,928,543

See accompanying notes to unaudited condensed consolidated financial statements.

GRACE THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common stock
(Expressed in thousands except share data)	Number	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
		$	$	$	$	$
Balance, March 31, 2025	13,718,106	1	293,334	(6,038)	(220,687)	66,610
Issuance of common stock upon cashless exercise of pre-funded warrants	110,456	—	—	—	—	—
Net loss	—	—	—	—	(3,362)	(3,362)
Stock-based compensation	—	—	302	—	—	302
Balance at June 30, 2025	13,828,562	1	293,636	(6,038)	(224,049)	63,550

	Common stock
(Expressed in thousands except share data)	Number	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
		$	$	$	$	$
Balance, March 31, 2024	9,399,404	1	278,899	(6,038)	(211,119)	61,743
Issuance of common stock upon cashless exercise of pre-funded warrants	740,457	—	—	—	—	—
Net loss	—	—	—	—	(2,617)	(2,617)
Stock-based compensation	—	—	238	—	—	238
Balance at June 30, 2024	10,139,861	1	279,137	(6,038)	(213,736)	59,364

See accompanying notes to unaudited condensed consolidated financial statements.

GRACE THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	June 30, 2025	June 30, 2024
(Expressed in thousands)	$	$
Cash flows from operating activities:
Net loss	(3,362)	(2,617)
Adjustments:
Depreciation expense	2	1
Stock-based compensation	302	238
Change in fair value of derivative warrant liabilities	487	(1,395)
Deferred income tax benefit	—	(724)
Changes in operating assets and liabilities:
Receivables	106	326
Prepaid expenses	(47)	(339)
Trade and other payables	711	914
Net cash used in operating activities	(1,801)	(3,596)

Cash flows from investing activities:
Purchase of short-term investments	—	(15)
Net cash used in investing activities	—	(15)

Cash flows from financing activities:
Payment of stock issuance costs	(327)	—
Net cash used in financing activities	(327)	—

Net decrease in cash and cash equivalents	(2,128)	(3,611)

Cash and cash equivalents, beginning of period	22,133	23,005
Cash and cash equivalents, end of period	20,005	19,394

Cash and cash equivalents are comprised of:
Cash	1,918	3,041
Cash equivalents	18,087	16,353

See accompanying notes to unaudited condensed consolidated financial statements.

GRACE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in thousands except share and per share data)

1. Nature of operations

General

Grace Therapeutics, Inc. (formerly known as Acasti Pharma Inc.) (“Acasti Delaware” or “the Company”), is a Delaware corporation that, as further described below, previously existed under the laws of the Province of Québec, Canada (“Acasti Québec”), before changing its jurisdiction on October 1, 2024 to the Province of British Columbia, Canada (“Acasti British Columbia”). On October 7, 2024, Acasti British Columbia changed its jurisdiction to the State of Delaware in the United States of America. Effective October 28, 2024, the Company changed its corporate name to Grace Therapeutics, Inc.

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

In February 2025, the Company completed a private placement of Company securities with certain institutional and accredited investors. Net proceeds to the Company were $13,705. Refer to Note 6, Stockholder’s Equity - 2025 Private Placement, for additional information.

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

The Company will require additional capital to fund its daily operating needs. The Company does not expect to generate revenue from product sales unless and until it obtains regulatory approval for GTx-104, which is subject to significant uncertainty. To date, the Company has financed its operations primarily through public offerings and private placements of its common equity, warrants and convertible debt and the proceeds from research tax credits. Until such time that the Company can generate significant revenue from drug product sales, if ever, it will require additional financing, which is expected to be sourced from a combination of public or private equity or debt financing or other non-dilutive sources, which may include fees, milestone payments and royalties from collaborations with third parties. Arrangements with collaborators or others may require the Company to relinquish certain rights related to its technologies or drug product candidates. Adequate additional financing may not be available to the Company on acceptable terms, or at all. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue its business strategy. The Company plans to raise additional capital in order to maintain adequate liquidity. Negative results from studies or trials, if any, the timing and ability to receive FDA approval for marketing our drug candidates or depressed prices of the Company’s stock could impact the Company’s ability to raise additional financing. Raising additional equity capital is subject to market conditions that are not within the Company’s control. If the Company is unable to raise additional funds, the Company may not be able to realize its assets and discharge its liabilities in the normal course of business.

The Company remains subject to risks similar to other development stage companies in the biopharmaceutical industry, including compliance with government regulations, protection of proprietary technology, dependence on third-party contractors and consultants and potential product liability, among others. Please refer to the risk factors included in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2025, filed with the SEC on June 23, 2025 (the “Annual Report”).

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended March 31, 2025, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position as of June 30, 2025, the consolidated results of its operations for the three months ended June 30, 2025 and 2024, its statements of stockholders’ equity for the three months ended June 30, 2025 and 2024, and its consolidated cash flows for the three months ended June 30, 2025 and 2024.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes for the year ended March 31, 2025 included in the Company’s Annual Report. The condensed consolidated balance sheet data as of March 31, 2025 presented for comparative purposes was derived from the Company’s audited consolidated financial statements. The results for the three months ended June 30, 2025 are not necessarily indicative of the operating results to be expected for the full year or for any other subsequent interim period.

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended March 31, 2025 included in the Annual Report. There have been no changes to the Company’s significant accounting policies since the date of the audited consolidated financial statements for the year ended March 31, 2025 included in the Annual Report.

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

Recent accounting pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization and depletion) in commonly presented expense captions (such as cost of sales, SG&A and research and development).

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

3. Fair value measurements

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 are as follows:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	$	$	$	$
Assets
Treasury bills classified as cash equivalents	18,087	18,087	—	—
Total assets	18,087	18,087	—	—
Liabilities
Derivative warrant liabilities	1,628	—	—	1,628
Total liabilities	1,628	—	—	1,628

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 are as follows:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	$	$	$	$
Assets
Treasury bills classified as cash equivalents	21,304	21,304	—	—
Total assets	21,304	21,204	—	—
Liabilities
Derivative warrant liabilities	1,141	—	—	1,141
Total liabilities	1,141	—	—	1,141

There were no changes in valuation techniques or transfers between Levels 1, 2 or 3 during the three months ended June 30, 2025. The Company’s derivative warrant liabilities are measured at fair value on a recurring basis using unobservable inputs that are classified as Level 3 inputs. Refer to Note 6, Stockholders’ Equity, for the valuation techniques and assumptions used in estimating the fair value of the derivative warrant liabilities.

4. Receivables

	June 30, 2025	March 31, 2025
	$	$
Sales tax receivables	—	106
Other receivables	20	20
Total receivables	20	126

5. Trade and other payables

	June 30, 2025	March 31, 2025
	$	$
Trade payables	1,339	601
Accrued research and development expenses	637	565
Employee salaries and benefits payable	303	661
Accrued liabilities and payables	36	103
Total trade and other payables	2,315	1,930

6. Stockholders’ equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, par value $0.0001 per share. No shares of the Company’s preferred stock are issued or outstanding.

Common Stock

In connection with the consummation of the Domestication, on October 7, 2024, the Company adopted a Certificate of Incorporation (as amended, the “Charter”) and Bylaws (as amended, the “Bylaws”). The rights of holders of the Company’s Common Stock, par value $0.0001 per share (“Common Stock”) are governed by the Charter, the Bylaws, and the General Corporation Law of the State of Delaware. The Company is authorized to issue up to 100,000,000 shares of Common Stock.

2025 Private Placement

In February 2025, the Company agreed to offer and sell in a private placement (the “2025 Private Placement”) an aggregate of 3,252,132 shares of Common Stock at a purchase price of $3.395 per share of Common Stock (the “Shares”) and pre-funded warrants (the “2025 Pre-Funded Warrants”) to purchase up to 1,166,160 shares of Common Stock at a purchase price equal to the purchase price per Share less $0.0001 (the “2025 Pre-Funded Warrant Shares”). Each 2025 Pre-Funded Warrant is exercisable for one share of Common Stock at an exercise price of $0.0001 per share, exercisable immediately and will expire once exercised in full.

Pursuant to the securities purchase agreement with certain institutional and accredited investors in connection with the 2025 Private Placement (the “2025 Purchase Agreement”) for each Share and each 2025 Pre-Funded Warrant issued, the Company agreed to issue to each purchaser an accompanying common warrant (the “2025 Common Warrants” and, together with the 2025 Pre-Funded Warrants, the “2025 Warrants”) to purchase shares of Common Stock (or 2025 Pre-Funded Warrants in lieu thereof), exercisable for an aggregate of 4,418,292 shares of Common Stock (or 2025 Pre-Funded Warrants in lieu thereof). Each 2025 Common Warrant is exercisable for one share of Common Stock at an exercise price of $3.395 per share (or one 2025 Pre-Funded Warrant at an exercise price of $3.3949 per share in lieu thereof), is immediately exercisable and will expire on the earlier of (i) the 60th day after the date the FDA approves the NDA for GTx-104 and (ii) September 25, 2028. The 2025 Common Warrants were offered and sold at a purchase price of $0.125 per 2025 Common Warrant, which purchase price is included in the offering price per Share and 2025 Pre-Funded Warrant issued in the 2025 Private Placement.

The 2025 Private Placement included the issuance of Common Stock, 2025 Pre-Funded Warrants, and 2025 Common Warrants to related parties namely (i) Shore Pharma LLC, an entity held in a trust for the benefit of immediate family members of Vimal Kavuru, the Chair of the Company’s Board of Directors, (ii) ADAR1 Partners, LP, (iii) AIGH Investment Partners, LP, and (iv) SS Pharma LLC, each a beneficial owner of more than 5% of the Common Stock prior to the 2025 Private Placement, resulting in proceeds of $5,694 in the year ended March 31, 2025.

The Company paid TD Securities (USA) LLC, the placement agent, customary placement fees in its capacity as placement agent for the sale of the Company’s securities to certain of the investors in the 2025 Private Placement.

The 2025 Private Placement closed on February 11, 2025 (the “Closing Date”). The net proceeds to the Company were $13,705, after deducting fees and expenses.

Both 2025 Pre-funded Warrants and 2025 Common Warrants are presented under additional paid-in capital in the equity section of the unaudited condensed consolidated balance sheet as of June 30, 2025.

During the three months ended June 30, 2025, 110,460 of the 2025 Pre-Funded Warrants were exercised for 110,456 shares of Common Stock.

2023 Private Placement

In September 2023, the Company entered into a securities purchase agreement (the “2023 Purchase Agreement”) with certain institutional and accredited investors in connection with a private placement offering of the Company’s securities (the “2023 Private Placement”). Pursuant to the 2023 Purchase Agreement, the Company offered and sold 1,951,371 Common Shares, at a purchase price of $1.848 per Common Share and pre-funded warrants (“2023 Pre-Funded Warrants”) to purchase up to 2,106,853 Common Shares at a purchase price equal to the purchase price per Common Share less $0.0001. Each 2023 Pre-Funded Warrant is exercisable for one Common Share at an exercise price of $0.0001 per Common Share, is immediately exercisable, and will expire once exercised in full. Pursuant to the 2023 Purchase Agreement, the Company also issued, to such institutional and accredited investors, common warrants (the “2023 Common Warrants” and, together with the 2023 Pre-Funded Warrants, the “2023 Warrants”) to purchase Common Shares exercisable for an aggregate of 2,536,391 Common Shares. Under the terms of the 2023 Purchase Agreement, for each Common Share and each 2023 Pre-Funded Warrant issued in the 2023 Private Placement, an accompanying five-eighths (0.625) of a 2023 Common Warrant was issued to the purchaser thereof. Each whole 2023 Common Warrant is exercisable for one Common Share at an exercise price of $3.003 per Common Share, is immediately exercisable, and will expire on the earlier of (i) the 60th day after the date of the acceptance by the FDA of an NDA for the Company’s product candidate GTx-104 or (ii) five years from the date of issuance. The 2023 Private Placement closed on September 25, 2023. The net proceeds to the Company from the 2023 Private Placement were $7,338, after deducting fees and expenses.

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

There were no 2023 Common Warrants exercised during the three months ended June 30, 2025 and 2024.

The following table summarizes the Company’s outstanding warrants as at June 30, 2025, all of which are exercisable for shares of Common Stock:

June 30, 2025
	No. of warrants	Exercise Price ($)	Expiration Date
Liability classified warrants (Derivative Warrant Liabilities)
Common warrants issued in connection with 2023 Private Placement (2023 Common Warrants)	2,536,391	3.003	1

Equity classified warrants
Pre-funded warrants issued in connection with 2023 Private Placement (2023 Pre-Funded Warrants)	1,065,002	0.0001	No expiration
Common warrants issued in connection with 2025 Private Placement (2025 Common Warrants)	4,418,292	3.395	2
Pre-funded warrants issued in connection with 2025 Private Placement (2025 Pre-Funded Warrants)	1,030,958	0.0001	No expiration

1.
The 2023 Common Warrants will expire on the earlier of (i) the 60th day after the date of the acceptance by the FDA of an NDA for the Company’s product candidate GTx-104 or (ii) September 25, 2028.

2.
The 2025 Common Warrants will expire on the earlier of: (i) the 60th day after the date the FDA approves the NDA for GTx-104 or (ii) September 25, 2028.

In connection with the Continuance and the Domestication, the Company continues its obligations under the 2023 Purchase Agreement and the 2023 Warrants. At effectiveness of the Continuance, each outstanding 2023 Warrant exercisable for Common Shares remained exercisable for an equivalent number of common shares of Acasti British Columbia for the equivalent exercise price per share without any action by the holder. At effectiveness of the Domestication, each outstanding 2023 Warrant exercisable for common shares of Acasti British Columbia remained exercisable for an equivalent number of shares of Common Stock for the equivalent exercise price per share without any action by the holder.

Derivative Warrant Liabilities

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

The derivative warrant liabilities are measured at fair value at each reporting period and the reconciliation of changes in fair value is presented in the following table:

	Three months ended
	June 30, 2025	June 30, 2024
	$	$
Beginning balance	1,141	4,359
Issued during the year	—	—
Change in fair value	487	(1,395)
Ending balance	1,628	2,964

The warrant liability was determined based on the fair value of 2023 Common Warrants at the issue date and the reporting dates using the Black-Scholes model with the following weighted-average assumptions will expire on the earlier of (i) the 60th day after the date of the acceptance by the FDA of an NDA for the Company's product candidate GTx-104 and (ii) five years from the date on issuance.

	June 30, 2025	March 31, 2025
Risk-free interest rate	4.22%	4.18%
Share price	$2.97	$2.28
Expected warrant life	0.90	1.14
Dividend yield	0%	0%
Expected volatility	66.72%	74.26%

The weighted average fair values of the 2023 Common Warrants were determined to be $0.64 and $0.45 per 2023 Common Warrant as of June 30, 2025, and March 31, 2025, respectively. The risk-free interest rate at the issue date and on the reporting date of June 30, 2025 was based on the interest rate corresponding to the U.S. Treasury rate issue with a remaining term equal to the expected term of the 2023 Common Warrants. The expected volatility was based on the historical volatility for the Company.

As of June 30, 2025 and March 31, 2025, the balance of derivative warrant liabilities from related parties was $1,357 and $952, respectively.

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

The 2024 Plan is administered by a committee designated from time to time, by resolution of the Company’s Board of Directors. The committee will also be responsible for determining, among others, the key terms of the awards including their grant dates, pricing, basis for fair value determination, vesting terms, restrictions, and terminations. The Board has designated its Compensation Committee to administer the 2024 Plan. As of June 30, 2025, there were 1,350,000 shares of Common Stock authorized for issuance under the 2024 Plan and 943,470 shares available for future issuance under the 2024 Plan.

The 2024 Plan will terminate automatically ten years after the Effective Date and may be terminated on any earlier date as provided by the 2024 Plan.

The following table summarizes information about activities within the 2024 Plan and Prior Plans for the three months ended June 30, 2025:

	Number of Options	Weighted-average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
		$		$
Outstanding, March 31, 2025	934,923	3.52	8.26	24
Granted	391,530	2.15
Outstanding, June 30, 2025	1,326,453	3.12	8.58	594
Exercisable, June 30, 2025	674,890	3.81	7.96	219

The weighted-average grant date fair value of awards for options granted during the three months ended June 30, 2025 was $1.78. The fair value of options granted was estimated using the Black-Scholes option pricing model, resulting in the following weighted-average assumptions for the options granted:

	Three months ended June 30, 2025	Three months ended June 30, 2024
	Weighted-average	Weighted-average
Exercise price	$2.15	$2.96
Share price	$2.15	$2.96
Dividend	—	—
Risk-free interest	4.02%	4.43%
Estimated life (years)	5.74	5.81
Expected volatility	109.43%	114.37%

Compensation expense recognized under the 2024 Plan and the Prior Plan is summarized as follows:

	Three months ended
	June 30, 2025	June 30, 2024
	$	$
Research and development expenses	69	65
General and administrative expenses	233	173
	302	238

As of June 30, 2025, there was $710 of total unrecognized compensation cost, related to non-vested stock options, which is expected to be recognized over a remaining weighted-average vesting period of 1.42 years.

8. Loss per share

The Company has generated a net loss for all periods presented. Therefore, diluted loss per share is the same as basic loss per share since the inclusion of potentially dilutive securities would have had an anti-dilutive effect. All currently outstanding options and warrants could potentially be dilutive in the future.

The Company excluded the following potential shares of Common Stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended
	June 30, 2025	June 30, 2024
Options outstanding	1,326,453	919,923
September 2023 Common Warrants	2,536,391	2,536,391
February 2025 Common Warrants	4,418,292	—

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

The Company has one reportable operating segment: the development and commercialization of pharmaceutical applications of its patents and licensed rights. The Company’s CODM is its Chief Executive Officer. The accounting policies of the segment are those described in the summary of significant accounting policies.

The CODM assesses the performance of the segment based on net loss, which is reported on the unaudited condensed consolidated statement of net loss and comprehensive loss as Net loss and total comprehensive loss. The measure of segment assets is reported on the unaudited condensed consolidated balance sheet as Total assets.

The Company has not generated any revenue and expects to continue to incur significant expenses and operating losses as it advances product candidates through all stages of development, and ultimately, receive regulatory approval. Accordingly, the CODM utilizes the cash budget and forecasts in assessing the entity-wide operating results and performance, and in deciding how to allocate resources across the organization and its segment. Net loss and total comprehensive loss is used to monitor budgets against actual results, which then is used in assessing the performance of the segment.

The table below summarizes the significant expenses, by category regularly reviewed by the CODM, for the three months ended June 30, 2025 and 2024:

	June 30, 2025 $	June 30, 2024 $
Clinical development programs	(446)	(2,405)
Professional fees	(988)	(1,494)
Salaries and benefits	(802)	(602)
Stock-based compensation	(302)	(238)
Other general and administrative expenses (1)	(552)	(224)
Other segment expense (income) (2)	(476)	1,387
Interest income, net	204	235
Income tax benefit	—	724
Segment and consolidated loss	(3,362)	(2,617)

1)
Other general and administrative expenses include depreciation, travel, and other administrative costs.

2)
Other segment income includes change in fair value of derivative warrant liabilities and foreign exchange (loss)/gain.

10. Income taxes

The provision for income taxes and the effective income tax rates were as follows:

	Three months ended
	June 30, 2025	June 30, 2024
	$	$
Provision for income taxes	—	(724)
Effective income tax rate	0.00%	21.67%

The variance in effective tax rates for the three months ended June 30, 2025 and 2024 is primarily attributable to the Company’s partial valuation allowance applied to its net domestic deferred tax assets.

As of June 30, 2025, the Company had a partial valuation allowance against its net domestic deferred tax assets, for which realization cannot be considered more likely than not at this time. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provision of the Tax Cuts and Jobs Act, modification to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and other implemented through 2027. We are currently assessing the impact of this legislation on our unaudited condensed consolidated financial statements.

11. Commitments and contingencies

Research and development contracts and contract research organizations agreements

The Company utilizes CMOs for the development and production of clinical materials and CROs to perform services related to its clinical trials. Pursuant to the agreements with these CMOs and CROs, the Company has either the right to terminate the agreements without penalties or under certain penalty conditions. As of June 30, 2025, the Company has $185 of commitments to CMOs for the next twelve months.

Legal proceedings and disputes

In the ordinary course of business, the Company is at times subject to various legal proceedings and disputes. The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its unaudited condensed consolidated financial statements. These legal contingencies may be adjusted to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of loss is not estimable, the Company does not accrue legal contingencies. While the outcome of legal proceedings is inherently uncertain, based on information currently available, management believes that it has established appropriate legal reserves. No reserves or liabilities have been accrued at June 30, 2025.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operation

This management’s discussion and analysis (“MD&A”) is presented in order to provide the reader with an overview of the financial results and changes to our financial position as at June 30, 2025 and for the three months then ended. This MD&A also explains the material variations in our operations, financial positions and cash flows for the three months ended June 30, 2025 and 2024.

Market data, and certain industry data and forecasts included in this MD&A were obtained from internal Company surveys and market research conducted by third parties hired by us, publicly available information, reports of governmental agencies and industry publications, and independent third-party surveys. We have relied upon industry publications as our primary sources for third-party industry data and forecasts. Industry surveys, publications, and forecasts generally state that the information they contain has been obtained from sources believed to be reliable, but that the accuracy and completeness of that information are not guaranteed. We have not independently verified any of the data from third-party sources or the underlying economic assumptions they have made. Similarly, internal surveys, industry forecasts and market research, which we believe to be reliable based upon our management’s or contracted third parties’ knowledge of our industry, have not been independently verified. Our estimates involve risks and uncertainties, including assumptions that may prove not to be accurate, and these estimates and certain industry data are subject to change based on various factors, including those discussed in this quarterly report and in our most recently filed Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on June 23, 2025 (the “Annual Report”). This MD&A contains forward-looking information. You should review our Special Note Regarding Forward-Looking Statements presented at the beginning of this quarterly report.

This MD&A should be read in conjunction with our unaudited condensed consolidated interim financial statements for the three months ended June 30, 2025 and 2024 included elsewhere in this quarterly report. Our unaudited condensed consolidated financial statements were prepared in accordance with U.S. GAAP.

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

Recent Developments

GTx-104

On June 25, 2025, we announced the submission of a New Drug Application (“NDA”) to the FDA for GTx-104, a clinical-stage, novel, injectable formulation of nimodipine being developed for IV infusion to address significant unmet medical needs in aneurysmal subarachnoid hemorrhage (“aSAH”) patients.

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

•
GTx-101 is a topical bio adhesive film-forming bupivacaine spray for Postherpetic Neuralgia (“PHN”), which can be persistent and often causes debilitating pain following infection by the shingles virus. Four single-dose Phase 1 studies to evaluate the PK, safety, dose proportionality and tolerability of GTx-101 have been performed. In these trials, no serious adverse events were reported and GTx-101 was well tolerated. We believe that GTx-101 could be administered to patients with PHN to treat pain associated with the disease.

In May 2023, we implemented a strategic realignment plan to enhance shareholder value that resulted in engaging a new management team, streamlining our research and development activities, and greatly reducing our workforce. Following the realignment, we are a smaller, more focused organization, based in the United States, and concentrated on the development of our lead product candidate GTx-104. Further development of GTx-102 and GTx-101 will occur at such a time when we are able to secure additional funding or enter strategic partnerships for license or sale with third parties.

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

GTx-104 Technology

Our lead drug candidate, GTx-104, is a novel injectable formulation of nimodipine for the treatment of aSAH. This formulation offers several potential advantages over oral administration of nimodipine that is the current Standard of Care (SoC) in the United States.

•
Novel injectable formulation of nimodipine

•
Overcomes solubility limitations of nimodipine

•
A patented formulation that uses non-ionic surfactant micelles as the drug carrier to solubilize nimodipine

•
Simple to prepare in a pharmacy and stable at room temperature

Value Proposition

GTx-104 provides a convenient IV delivery of nimodipine in the Intensive Care Unit, potentially eliminating the need for nasogastric tube administration in unconscious or dysphagic patients. Intravenous delivery of GTx-104 also has the potential to lower food effects, drug-to-drug interactions, and eliminate potential dosing errors. Further, GTx-104 has the potential to better manage hypotension in aSAH patients. GTx-104 has been administered in over 200 patients and healthy volunteers and was well tolerated with significantly lower inter- and intra-subject pharmacokinetic variability compared to oral nimodipine.

GTx-104 is designed to address significant unmet medical needs for patients with aSAH. We believe that our novel nimodipine IV formulation may offer a potential value to physicians, hospitals, and their patients.

GTx-104 Market Opportunity

Approximately 42,500 patients in the United States are affected by aSAH per year. Company sponsored third party market research including claims analysis suggests that aSAH incidence may be as high as approximately 70,000 per year in the United States. Outside of the United States, annual cases of aSAH are estimated at approximately 60,000 in the European Union, and approximately 150,000 in China.

The unmet needs in the treatment of aSAH patients and the potential of GTx-104 to address the limitations of the current standard of care were the subject of a Key Opinion Leader event we hosted in November 2024. In an independent market research survey we conducted of hospital administrators and critical and neuro intensive care physicians at institutions with Comprehensive or Advanced Stroke Center certification who are involved in purchasing decisions for their institutions/units, respondents reported 80% likelihood of adopting an IV formulation of nimodipine, assuming 100% bioavailability, better safety, no food effects, effective hypotension management, potential hospital value and patient value.

Clinical Data

Pivotal Phase 3 STRIVE-ON Randomized Safety Trial

The STRIVE-ON trial was a prospective, randomized open-label Phase 3 trial of GTx-104 compared with oral nimodipine in patients hospitalized with aSAH. 50 patients were administered GTx-104 and 52 patients received oral nimodipine. The primary endpoint was the number of patients with at least one episode of clinically significant hypotension reasonably considered to be caused by the drug, and additional endpoints included safety, clinical, and pharmacoeconomic outcomes. Each patient was evaluated for up to 90 days inclusive of the 21-day treatment period. There was a higher proportion of the most severe cases of aSAH (Hunt & Hess Grade V) with the worst prognosis in the GTx-104 arm (8%) compared to the oral nimodipine arm (2%).

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

We believe these data validate the GTx-104 value proposition. If approved, GTx-104 has the potential to address significant challenges with oral nimodipine administration and may transform the standard of care for patients with aSAH.

GTx-104 Phase 1 PK Trial

In September 2021, we initiated our pharmacokinetic (“PK”) bridging trial to evaluate the relative bioavailability of GTx-104 compared to currently marketed oral nimodipine capsules in approximately 50 healthy subjects. This PK trial established the 505(b)(2) regulatory pathway for GTx-104.

Final results from this PK trial were reported in May 2022, and showed that the bioavailability of GTx-104 compared favorably with the oral formulation of nimodipine in all subjects, and no serious adverse events were observed for GTx-104.

In this trial, all endpoints indicated that statistically there was no difference in exposures between GTx-104 and oral nimodipine over the defined time periods for both maximum exposure and total exposure. Plasma concentrations obtained following IV administration showed significantly less variability between subjects as compared to oral administration of capsules because IV administration is not as sensitive to some of the physiological processes that affect oral administration, such as taking the drug with and without meals, variable gastrointestinal transit time, variable drug uptake from the gastrointestinal tract into the systemic circulation, and variable hepatic blood flow and hepatic first pass metabolism. Previous studies have shown these processes significantly affect the oral bioavailability of nimodipine, and therefore cause oral administration to be prone to larger inter- and intra-subject variability.

The bioavailability of oral nimodipine capsules observed was only approximately 7% compared to 100% for GTx-104. Consequently, about one-twelfth the amount of nimodipine is delivered with GTx-104 to achieve comparable PKs as with the oral capsules. This data is presented in the chart below.

Regulatory

In April 2025, we announced details of a Type C written meeting response with the FDA. The purpose of this meeting was to obtain feedback on the completed Phase 3 STRIVE-ON safety trial of GTx-104 and our NDA submission, including clinical, non-clinical, and CMC requirements.

Feedback from the FDA informed our data and regulatory packages, and we submitted the NDA for GTx-104 on June 25, 2025. Acceptance of the NDA will be subject to the FDA’s review of the complete filing.

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

These trials demonstrated that GTx-101 is well absorbed through the skin, as indicated in the graph below, while very little is absorbed systemically.

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

Commercialization Strategy

We have worldwide commercialization rights for all our pipeline drug candidates and plan to maximize the value of each of our drug candidates over time. Currently, we have prioritized the development of GTx-104 over that of GTx-102 and GTx-101. If we receive regulatory approval for GTx-104 in the U.S., we plan to commercialize GTx-104 with a highly experienced and targeted hospital-based sales force. We may seek commercial partnerships to fully exploit the market potential of GTx-104 in the U.S. and in territories outside the U.S. It is possible that we out-license or sell GTx-102 and/or GTx-101 for the U.S. and/or global markets.

Basis of Presentation of the Financial Statements

Our unaudited condensed consolidated financial statements, which include the accounts of our wholly owned subsidiary, have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC related to quarterly reports filed on Form 10-Q. All intercompany transactions and balances are eliminated on consolidation.

Our assets as of June 30, 2025 include cash and cash equivalents of $20,005 and intangible assets and goodwill of $49,266. Our current liabilities of $2,315 as of June 30, 2025 were comprised primarily of amounts due to or accrued for creditors.

In February 2025, we completed a private placement of Company securities with certain institutional and accredited investors. Net proceeds to the Company were $13,705. Refer to Note 6, Stockholders’ Equity - 2025 Private Placement, in the accompanying unaudited condensed consolidated financial statements elsewhere in this document for additional information. We believe our existing cash and cash equivalents will be sufficient to sustain planned operations through at least 12 months from the issuance date of these unaudited condensed consolidated financial statements.

Results of Operations

Comparison of the three months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024:

(expressed in thousands)
	Three months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
	$	$	$
Operating expense
Research and development expenses	955	2,708	(1,753)
General and administrative expenses	2,135	2,255	(120)
Loss from operating activities	(3,090)	(4,963)	(1,873)

Foreign exchange gain (loss)	10	(8)	(18)
Change in fair value of derivative warrant liabilities	(487)	1,395	(1,882)
Interest and other income, net	205	235	(30)
Income tax benefit	—	724	(724)
Net loss	(3,362)	(2,617)	745

Net Loss

The net loss of $3,362, or $0.21 per share, for the three months ended June 30, 2025, increased by $745 from the net loss of $2,617, or $0.24 per share, for the three months ended June 30, 2025. The increase in net loss was primarily due to a $1,882 difference in the change in fair value of derivative warrant liabilities, a $30 decrease in interest and other income, net, and a $724 decrease in income tax benefit, partially offset by a $1,753 decrease in research and development expenses and a $120 decrease in general and administrative expenses.

Research and development expenses, net of government assistance

Research and development expenses consist primarily of:
•
fees paid to external service providers such as CROs and CMOs related to clinical trials, including contractual obligations for clinical development, clinical sites, manufacturing, and scale-up, and formulation of clinical drug supplies; and
•
salaries and related expenses for research and development personnel, including expenses related to equity compensation.
We record research and development expenses as incurred.

Our research and development during the three months ended June 30, 2025 were focused primarily on completing the clinical development program for our GTx-104 drug candidate and preparation and submission of our GTx-104 NDA to the FDA. Our research and development during the three months ended June 30, 2024 were focused primarily on our clinical development program for our GTx-104 drug candidate.

The following table summarizes our research and development expenses:

(expressed in thousands)
	Three months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
	$	$	$
Total third-party research and development expenses[1]	563	2,435	(1,872)
Salaries and benefits	323	207	116
Research and development expense before stock-based compensation and depreciation	886	2,642	(1,756)
Stock-based compensation	69	66	3
Total	955	2,708	(1,753)

 1 Total third-party research and development expenses are calculated before salaries and benefits and stock-based compensation.

Total research and development expenses for the three months ended June 30, 2025 were $955, compared to $2,708 for the three months ended June 30, 2024. The decrease of $1,753 was primarily due to a $1,961 decrease in research activities mainly due to completion of our GTx-104 pivotal Phase 3 STRIVE-ON safety clinical trial, offset in part by a $99 increase on professional fees in connection with the preparation and submission of our NDA to the FDA, and a $116 increase in salaries and benefits due to merit increases.

Stock-based compensation of $69 for the three months ended June 30, 2025, increased by $3 compared to $66 for the three months ended June 30, 2025.  The increase was primarily due to the issuance of new stock option awards during the three months ended June 30, 2025.

General and administrative expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, legal, and support functions, including professional fees for auditing, tax, consulting, rent and utilities and insurance.

(expressed in thousands)
	Three months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
	$	$	$
Salaries and benefits	479	395	84
Professional fees	871	1,454	(583)
Other	550	233	317
General and administrative expense before stock-based compensation and depreciation[1]	1,900	2,082	(182)
Stock-based compensation	233	172	61
Depreciation	2	1	1
Total	2,135	2,255	(120)

1 General and administrative sub-total expenses are calculated before stock-based compensation and depreciation.

General and administrative expenses were $2,135 for the three months ended June 30, 2025, a decrease of $120 from $2,255 for the three months ended June 30, 2024. The decrease was primarily a result of decreased legal, accounting, tax, audit and other professional fees related to Continuance and Domestication, offset in part by an increase in salaries and benefits due to merit increases, increased in other general and administrative expenses primarily due to costs for the GTx-104 commercial assessment, and an increase in stock-based compensation due to the issuance of new stock option awards.

Change in fair value of derivative warrant liabilities

The change in the fair value of derivative warrant liabilities was mainly attributable to the increase in our stock price.

Interest and other income, net

Interest and other income, net was $205 for the three months ended June 30, 2025, compared to $235 for the three months ended June 30, 2024.  The $30 decrease in our interest and other income was due to withdrawals of short-term investments upon their maturity used to fund operations, and a decrease in interest rates.

Income tax benefit

For the three months ended June 30, 2025 and 2024, the Company recorded an income tax provision of $0 and a tax benefit of approximately $724, respectively. The period-over-period change is primarily attributable to the establishment of a partial valuation allowance against the Company’s net domestic deferred tax assets. This allowance reflects management’s determination that realization of these assets is not more likely than not at this time. No such valuation allowance was recorded in the prior period.

Liquidity and Capital Resources

Cash flows and financial condition for the three months ended June 30, 2025 and 2024

Summary

As of June 30, 2025, cash and cash equivalents were $20,005, a net decrease of $2,218 compared to cash and cash equivalents of $22,133 at March 31, 2024.

As described below, in February 2025, we completed a private placement of our securities with certain institutional and accredited investors. Net proceeds to us were $13,705. We believe our existing cash and cash equivalents will be sufficient to sustain planned operations through at least 12 months from the issuance date of the unaudited condensed consolidated financial statements included with this Form 10-Q.

We will require additional capital to fund our daily operating needs beyond that time. We do not expect to generate revenue from product sales unless we obtain regulatory approval, which is subject to significant uncertainty. To date, we have financed our operations primarily through public offerings and private placements of our common equity, warrants and convertible debt and the proceeds from research tax credits. Until such time that we can generate significant revenue from drug product sales, if ever, we will require additional financing, which is expected to be sourced from a combination of public or private equity or debt financing or other non-dilutive sources, including fees, milestone payments and royalties from collaborations with third parties. Arrangements with collaborators or others may require us to relinquish certain rights related to our technologies or drug product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategy. We plan to raise additional capital in order to maintain adequate liquidity. Negative results from studies or trials, if any, or depressed prices of our Common Stock could impact our ability to raise additional financing. Raising additional equity capital is subject to market conditions that are not within our control.

Net cash used in operating activities

Net cash used in operating activities for the three months ended June 30, 2025 was $1,801, compared to $3,596 for the three months ended June 30, 2025, a decrease of $1,795. The decrease in net cash used in operating activities was primarily due to a $1,753 decrease in research and development activities mainly due to completion of our GTx-104 pivotal Phase 3 STRIVE-ON trial and changes in prepaid expenses of $292, offset in part by a change in receivables of $ 220, and change in trade and other payables of $203.

Net cash used in investing activities

There were no investing activities for the three months ended June 30, 2025.  Net cash used in investing activities for the three months ended June 30, 2024 was from the purchase of short-term investments of $15.

Net cash used in financing activities

Net cash used in financing activities for the three months ended June 30, 2025 was from the payment of stock issuance costs in connection with the 2025 Private Placement.  There were no financing activities for the three months ended June 30, 2024.

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

2023 Private Placement

In September 2023, we entered into a securities purchase agreement (the “2023 Purchase Agreement”) with certain institutional and accredited investors in connection with a private placement offering of our securities (the “2023 Private Placement”). Pursuant to the 2023 Purchase Agreement, we sold 1,951,371 Common Shares, at a purchase price of $1.848 per Common Share and pre-funded warrants (the “2023 Pre-Funded Warrants”) to purchase up to 2,106,853 Common Shares at a purchase price equal to the purchase price per Common Share less $0.0001. Each 2023 Pre-Funded Warrant is exercisable for one Common Share at an exercise price of $0.0001 per Common Share, is immediately exercisable, and will expire once exercised in full. Pursuant to the 2023 Purchase Agreement, we also issued to such institutional and accredited investors common warrants (the “Common Warrants”, and together with the 2023 Pre-Funded Warrants, the “Warrants”) to purchase Common Shares, exercisable for an aggregate of 2,536,391 Common Shares. Under the terms of the 2023 Purchase Agreement, for each Common Share and each 2023 Pre-Funded Warrant issued in the 2023 Private Placement, an accompanying five-eighths (0.625) of a Common Warrant was issued to the purchaser thereof. Each whole Common Warrant is exercisable for one Common Share at an exercise price of $3.003 per Common Share, is immediately exercisable, and will expire on the earlier of (i) the 60th day after the date of the acceptance by the FDA of an NDA for our product candidate GTx-104 or (ii) five years from the date of issuance. The 2023 Private Placement closed on September 25, 2023. The net proceeds to us from the 2023 Private Placement were $7,338, after deducting fees and expenses.

Contractual Obligations and Commitments

Our contractual obligations and commitments primarily include trade payables, CMO and CRO agreements.

Research and development contracts and contract research organizations agreements

We utilize CMOs for the development and production of clinical materials, and CROs to perform services related to our clinical trials. Pursuant to the agreements with CMOs and CROs, we have either the right to terminate the agreements without penalties or under certain penalty conditions. As of June 30, 2025, we had $184 of commitments to CMOs for the next twelve months.

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

Critical Accounting Policies

During the three months ended June 30, 2025, there were no material changes to our critical accounting policies from those described in our Annual Report for the year ended March 31, 2025.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.
Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures within the meaning of Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon this evaluation, our management has concluded that, as of June 30, 2025, our existing disclosure controls and procedures were effective. It should be noted that while our Chief Executive Officer and Principal Financial Officer believe that our disclosure controls and procedures provide a reasonable level of assurance that they are effective, they do not expect the disclosure controls and procedures to be capable of preventing all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met.

Changes in Internal Control over Financial Reporting

No changes were made to our internal controls over financial reporting that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.
Defaults upon Senior Securities

None.

Item 4.
Mine Safety Disclosures

Not applicable.

Item 5.
Other Information

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: August 12, 2025

GRACE THERAPEUTICS, INC.

	By:	/s/ Prashant Kohli
Name: Prashant Kohli
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Robert DelAversano
Name: Robert DelAversano
Title: Principal Financial Officer (Principal Financial Officer)