Form 10-Q
period 2025-09-30
Grace Therapeutics, Inc.
filed 2025-11-13
CIK 1444192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

 The number of outstanding shares of common stock of the registrant, par value per share of $0.0001, as of November 13, 2025, was 14,128,562.

GRACE THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended September 30, 2025

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

●
the future prospects of our GTx-102 drug candidate, including but not limited to GTx-102’s potential to provide clinical benefits to decrease symptoms associated with Ataxia Telangiectasia; GTx-102’s potential ease of drug administration; the timing and outcomes of a Phase 3 efficacy and safety study for GTx-102; the timing of a new durg application ("NDA") filing for GTx-102 under Section 505(b)(2) of the FDCA; and the timing and ability to receive FDA approval for marketing GTx-102;

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

PART I. FINANCIAL INFORMATION

Item 1.       Financial Information

Unaudited Condensed Consolidated Financial Statements

GRACE THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2025	March 31, 2025
(Expressed in thousands except share data)	$	$
Assets
Current assets:
Cash and cash equivalents	16,862	22,133
Receivables	20	126
Prepaid expenses	416	453
Total current assets	17,298	22,712
Equipment, net	12	15
Intangible assets	41,128	41,128
Goodwill	8,138	8,138
Total assets	66,576	71,993

Liabilities and Stockholders’ equity
Current liabilities:
Trade and other payables	1,245	1,930
Total current liabilities	1,245	1,930

Derivative warrant liabilities	201	1,141
Deferred tax liability	2,312	2,312
Total liabilities	3,758	5,383

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 10,000,000 authorized; none issued and outstanding as of September 30, 2025 and March 31, 2025	—	—
Common stock, $0.0001 par value per share; 100,000,000 authorized; 14,128,562 and 13,718,106 shares issued and outstanding as of September 30, 2025 and March 31, 2025, respectively	1	1
Additional paid-in capital	293,842	293,334
Accumulated other comprehensive loss	(6,038)	(6,038)
Accumulated deficit	(224,987)	(220,687)
Total stockholders' equity	62,818	66,610
Total liabilities and stockholders’ equity	66,576	71,993

See accompanying notes to unaudited condensed consolidated financial statements.

GRACE THERAPEUTICS, INC.
Condensed Consolidated Statements of Loss and Comprehensive Loss
(Unaudited)

	Three months ended		Six months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
(Expressed in thousands, except share and per share data)
	$	$	$	$

Operating expenses
Research and development expenses, net of government assistance	(568)	(2,976)	(1,523)	(5,684)
General and administrative expenses	(1,961)	(1,855)	(4,096)	(4,109)
Loss from operating activities	(2,529)	(4,831)	(5,619)	(9,793)

Foreign exchange (loss) gain	(8)	13	3	5
Change in fair value of derivative warrant liabilities	1,427	362	940	1,756
Interest and other income, net	172	172	375	407
Total other income, net	1,591	547	1,318	2,168
Loss before income tax recovery	(938)	(4,284)	(4,301)	(7,625)

Income tax benefit	—	852	—	1,576

Net loss and total comprehensive loss	(938)	(3,432)	(4,301)	(6,049)

Basic and diluted loss per share	(0.06)	(0.30)	(0.27)	(0.53)

Weighted-average number of shares outstanding	15,924,522	11,506,234	15,924,522	11,506,234

See accompanying notes to unaudited condensed consolidated financial statements.

GRACE THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common stock
(Expressed in thousands except share data)	Number	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
		$	$	$	$	$
Balance, March 31, 2025	13,718,106	1	293,334	(6,038)	(220,687)	66,610
Issuance of common stock upon cashless exercise of pre-funded warrants	110,456	—	—	—	—	—
Net loss	—	—	—	—	(3,362)	(3,362)
Stock-based compensation	—	—	302	—	—	302
Balance at June 30, 2025	13,828,562	1	293,636	(6,038)	(224,049)	63,550
Issuance of common shares in connection with exercise of pre-funded warrants	300,000	—	—	—	—	—
Net loss					(938)	(938)
Stock-based compensation			206			206
Balance at September 30, 2025	14,128,562	1	293,842	(6,038)	(224,987)	62,818

	Common stock
(Expressed in thousands except share data)	Number	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
		$	$	$	$	$
Balance, March 31, 2024	9,399,404	1	278,899	(6,038)	(211,119)	61,743
Issuance of common stock upon cashless exercise of pre-funded warrants	740,457	—	—	—	—	—
Net loss	—	—	—	—	(2,617)	(2,617)
Stock-based compensation	—	—	238	—	—	238
Balance at June 30, 2024	10,139,861	1	279,137	(6,038)	(213,736)	59,364
Net loss					(3,432)	(3,432)
Stock-based compensation			202			202

Balance at September 30, 2024	10,139,861	1	279,339	(6,038)	(217,168)	56,134

See accompanying notes to unaudited condensed consolidated financial statements.

GRACE THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	September 30, 2025	September 30, 2024
(Expressed in thousands)	$	$
Cash flows from operating activities:
Net loss	(4,301)	(6,049)
Adjustments:
Depreciation expense	2	3
Stock-based compensation	508	440
Change in fair value of derivative warrant liabilities	(940)	(1,756)
Deferred income tax benefit	—	(1,576)
Changes in operating assets and liabilities:
Receivables	106	307
Prepaid expenses	37	(194)
Trade and other payables	(356)	990
Net cash used in operating activities	(4,944)	(7,835)

Cash flows from investing activities:
Purchase of short-term investments	—	(15)
Net cash used in investing activities	—	(15)

Cash flows from financing activities:
Payment of stock issuance costs	(327)	-
Net cash used in financing activities	(327)	-

Net decrease in cash and cash equivalents	(5,271)	(7,850)

Cash and cash equivalents, beginning of period	22,133	23,005
Cash and cash equivalents, end of period	16,862	15,155

Cash and cash equivalents are comprised of:
Cash	1,893	1,018
Cash equivalents	14,969	14,137

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

In February 2025, the Company completed a private placement of Company securities with certain institutional and accredited investors. Net proceeds to the Company were $13,705. Refer to Note 5, Stockholder’s Equity - 2025 Private Placement, for additional information.

In October 2025, the Company received $4,000 in gross proceeds from exercises of 1,345,464 common warrants that were previously issued in a private placement in September 2023 for 1,345,464 shares of Common Stock. The remaining 1,190,927 common warrants issued in the 2023 private placement have expired in accordance with the terms of the common warrants as the 60th day after the FDA’s acceptance for review of the Company’s NDA for GTx-104 has passed.

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

The Company will require additional capital to fund its daily operating needs. The Company does not expect to generate revenue from product sales unless and until it obtains regulatory approval for GTx-104, which is subject to significant uncertainty. To date, the Company has financed its operations primarily through public offerings and private placements of its common equity, warrants and convertible debt, warrants exercises, and the proceeds from research tax credits. Until such time that the Company can generate significant revenue from drug product sales, if ever, it will require additional financing, which is expected to be sourced from a combination of public or private equity or debt financing or other non-dilutive sources, which may include fees, milestone payments and royalties from collaborations with third parties. Arrangements with collaborators or others may require the Company to relinquish certain rights related to its technologies or drug product candidates. Adequate additional financing may not be available to the Company on acceptable terms, or at all. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue its business strategy. The Company plans to raise additional capital in order to maintain adequate liquidity. Negative results from studies or trials, if any, the timing and ability to receive FDA approval for marketing our drug candidates or depressed prices of the Company’s stock could impact the Company’s ability to raise additional financing. Raising additional equity capital is subject to market conditions that are not within the Company’s control. If the Company is unable to raise additional funds, the Company may not be able to realize its assets and discharge its liabilities in the normal course of business.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended March 31, 2025, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position as of September 30, 2025, the consolidated results of its operations for the three and six months ended September 30, 2025 and 2024, its statements of stockholders’ equity for the three and six months ended September 30, 2025 and 2024, and its consolidated cash flows for the six months ended September 30, 2025 and 2024.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes for the year ended March 31, 2025 included in the Company’s Annual Report. The condensed consolidated balance sheet data as of March 31, 2025 presented for comparative purposes was derived from the Company’s audited consolidated financial statements. The results for the three and six months ended September 30, 2025 are not necessarily indicative of the operating results to be expected for the full year or for any other subsequent interim period.

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

Estimates and assumptions include the measurement of stock-based compensation, derivative warrant liabilities, accruals for research and development contracts and contract research organization agreements, and valuation of intangibles and goodwill. Estimates and assumptions are also involved in determining the extent to which research and development expenses qualify for research and development tax credits. The Company recognizes tax credits once it has reasonable assurance that they will be realized.

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

ASU 2024-03 applies to all public business entities and is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the effect of adopting this new guidance on its consolidated financial statements and disclosures. The Company is currently assessing the impact of the new guidance on its financial statement disclosures.

The Company has considered all other recent accounting pronouncements and concluded that they are either not applicable to the Company’s business or that the effect is not expected to be material to the consolidated financial statements as a result of future adoption.

3. Fair value measurements

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 are as follows:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	$	$	$	$
Assets
Treasury bills classified as cash equivalents	14,969	14,969	—	—
Total assets	14,969	14,969	—	—
Liabilities
Derivative warrant liabilities	201	—	—	201
Total liabilities	201	—	—	201

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 are as follows:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	$	$	$	$
Assets
Treasury bills classified as cash equivalents	21,304	21,304	—	—
Total assets	21,304	21,304	—	—
Liabilities
Derivative warrant liabilities	1,141	—	—	1,141
Total liabilities	1,141	—	—	1,141

There were no changes in valuation techniques or transfers between Levels 1, 2 or 3 during the six months ended September 30, 2025. The Company’s derivative warrant liabilities are measured at fair value on a recurring basis using unobservable inputs that are classified as Level 3 inputs. Refer to Note 5, Stockholders’ Equity, for the valuation techniques and assumptions used in estimating the fair value of the derivative warrant liabilities.

4. Trade and other payables

	September 30, 2025	March 31, 2025
	$	$
Trade payables	459	601
Accrued research and development expenses	339	565
Employee salaries and benefits payable	412	661
Accrued liabilities and payables	35	103
Total trade and other payables	1,245	1,930

5. Stockholders’ equity

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

Both 2025 Pre-funded Warrants and 2025 Common Warrants are presented under additional paid-in capital in the equity section of the unaudited condensed consolidated balance sheet as of September 30, 2025.

During the three and six months ended September 30, 2025, 300,000 and 410,460 of the 2025 Pre-Funded Warrants were exercised for 300,000 and 410,456 shares of Common Stock resulting in proceeds of $30 dollars and $41 dollars.

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

The 2023 Private Placement included the issuance of Common Shares, 2023 Pre-Funded Warrants, and 2023 Common Warrants to related parties namely (i) Shore Pharma LLC, an entity that was controlled by Vimal Kavuru, , the Chair of the Company’s Board of Directors, at the time of the 2023 Private Placement and (ii) SS Pharma LLC, the beneficial owner of 5.5% of Common Shares outstanding prior to the 2023 Private Placement, resulting in proceeds of $2,500.

In October 2025, the Company received $4,000 in gross proceeds from exercises of 1,345,464 common warrants that were previously issued in a private placement in September 2023 for 1,345,464 shares of Common Stock. The remaining 1,190,927 common warrants issued in the 2023 private placement have expired in accordance with the terms of the common warrant as the 60th day after the FDA’s acceptance for review of the Company’s NDA for GTx-104 has passed.

The following table summarizes the Company’s outstanding warrants as of September 30, 2025, all of which are exercisable for shares of Common Stock:

September 30, 2025
	No. of warrants	Exercise Price ($)	Expiration Date
Liability classified warrants (Derivative Warrant Liabilities)
Common warrants issued in connection with 2023 Private Placement (2023 Common Warrants)	2,536,391	3.003	(1)

Equity classified warrants
Pre-funded warrants issued in connection with 2023 Private Placement (2023 Pre-Funded Warrants)	808,502	0.0001	No expiration
Common warrants issued in connection with 2025 Private Placement (2025 Common Warrants)	4,418,291	3.395	(2)
Pre-funded warrants issued in connection with 2025 Private Placement (2025 Pre-Funded Warrants)	987,458	0.0001	No expiration

(1) Following the exercise of 1,345,464 2023 Common Warrants in October 2025, the remaining 1,190,927 2023 Common Warrants expired on the 60th day after the date of the acceptance by the FDA of the NDA for the Company’s product candidate GTx-104 or October 21, 2025.

(2) The 2025 Common Warrants will expire on the earlier of: (i) the 60th day after the date the FDA approves the NDA for GTx-104 or (ii) September 25, 2028.

In connection with the Continuance and the Domestication, the Company continues its obligations under the 2023 Purchase Agreement and the 2023 Warrants. Upon the effectiveness of the Continuance, each outstanding 2023 Warrant exercisable for Common Shares remained exercisable for an equivalent number of common shares of Acasti British Columbia for the equivalent exercise price per share without any action by the holder. Upon the effectiveness of the Domestication, each outstanding 2023 Warrant exercisable for common shares of Acasti British Columbia remained exercisable for an equivalent number of shares of Common Stock for the equivalent exercise price per share without any action by the holder.

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

The derivative warrant liabilities are measured at fair value at each reporting period and the reconciliation of changes in fair value is presented in the following table:

	Six months ended
	September 30, 2025	September 30, 2024
	$	$
Beginning balance	1,141	4,359
Issued during the year	—	—
Change in fair value	(940)	(1,756)
Ending balance	201	2,603

The warrant liability was determined based on the fair value of 2023 Common Warrants at the issue date and the reporting dates using the Black-Scholes model with the following assumptions.  The 2023 Common Warrants  expired on October 21, 2025, which was the 60th day after the date of the acceptance by the FDA of an NDA for the Company's product candidate GTx-104.

	September 30, 2025	March 31, 2025
Risk-free interest rate	4.2%	4.18%
Share price	$2.98	$2.28
Expected warrant life	0.06	1.14
Dividend yield	0%	0%
Expected volatility	29.79%	74.26%

The weighted average fair values of the 2023 Common Warrants were determined to be $0.08 and $0.45 per 2023 Common Warrant as of September 30, 2025, and March 31, 2025, respectively. The risk-free interest rate at the issue date and on the reporting date of September 30, 2025 was based on the interest rate corresponding to the U.S. Treasury rate issue with a remaining term equal to the expected term of the 2023 Common Warrants. The expected volatility was based on the historical volatility for the Company.

As of September 30, 2025 and March 31, 2025, the balance of derivative warrant liabilities from related parties was $169 and $952, respectively.

6. Stock-based compensation

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

The 2024 Plan is administered by a committee designated from time to time, by resolution of the Company’s Board of Directors. The committee will also be responsible for determining, among others, the key terms of the awards including their grant dates, pricing, basis for fair value determination, vesting terms, restrictions, and terminations. The Board has designated its Compensation Committee to administer the 2024 Plan. As of September 30, 2025, there were 1,350,000 shares of Common Stock authorized for issuance under the 2024 Plan and 960,220 shares available for future issuance under the 2024 Plan.

The 2024 Plan will terminate automatically ten years after the Effective Date and may be terminated on any earlier date as provided by the 2024 Plan.

The following table summarizes information about activities within the 2024 Plan and Prior Plans for the six months ended September 30, 2025:

	Number of Options	Weighted-average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
		$		$
Outstanding, March 31, 2025	934,923	3.52	8.26	24
Granted	391,530	2.15	9.55	327
Forfeited/Cancelled	(16,750)	2.83
Outstanding, September 30, 2025	1,309,703	3.12	8.30	600
Exercisable, September 30, 2025	768,057	3.65	7.80	267

The weighted-average grant date fair value of awards for options granted during the six months ended September 30, 2025 was $1.78. The fair value of options granted was estimated using the Black-Scholes option pricing model, resulting in the following weighted-average assumptions for the options granted:

	Six months ended September 30, 2025	Six months ended September 30, 2024
	Weighted-average	Weighted-average
Exercise price	$2.15	$2.96
Share price	$2.15	$2.96
Dividend	—	—
Risk-free interest	4.02%	4.43%
Estimated life (years)	5.74	5.81
Expected volatility	109.43%	114.37%

Compensation expense recognized under the 2024 Plan and the Prior Plan is summarized as follows:

	Three months ended		Six months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	$	$	$	$
Research and development expenses	58	60	127	126
General and administrative expenses	148	142	381	314
	206	202	508	440

As of September 30, 2025, there was $516 of total unrecognized compensation cost, related to non-vested stock options, which is expected to be recognized over a remaining weighted-average vesting period of 1.37 years.

7. Loss per share

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

The Company excluded the following potential shares of Common Stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Six months ended
	September 30, 2025	September 30, 2024
Options outstanding	1,309,703	919,923
September 2023 Common Warrants	2,536,391	2,536,391
February 2025 Common Warrants	4,418,291	—

Basic and diluted net loss per share is calculated based upon the weighted-average number of shares of Common Stock outstanding during the year. Common Stock underlying the 2025 Pre-Funded Warrants and 2023 Pre-Funded Warrants are included in the calculation of basic and diluted earnings per share.

8. Segment Information

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

The table below summarizes the significant expenses, by category regularly reviewed by the CODM, for the three and six months ended September 30, 2025 and 2024:

	Three months ended		Six months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	$	$	$	$
Clinical development programs	81	2,662	527	5,067
Professional fees	1,104	981	2,092	2,475
Salaries and benefits	760	728	1,562	1,330
Stock-based compensation	204	202	507	440
Other general and administrative expenses (1)	380	267	931	491
Other segment income (2)	(1,419)	(374)	(943)	(1,771)
Interest income, net	(172)	(182)	(375)	(407)
Tax provisions (benefits)	-	(852)	-	(1,576)
Segment and consolidated loss	938	3,432	4,301	6,049

1)
Other general and administrative expenses include depreciation, travel, and other administrative costs.

2)
Other segment income includes change in fair value of derivative warrant liabilities and foreign exchange (loss)/gain.

9. Income taxes

The provision for income taxes and the effective income tax rates were as follows:

	Three months ended		Six months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Provision for income taxes	-	(852)	-	(1,576)
Effective income tax rate	0.0%	19.9%	0.0%	20.7%

The variance in effective tax rates for the three and six months ended September 30, 2025 and 2024 is primarily attributable to the Company’s partial valuation allowance applied to its net domestic deferred tax assets.

As of September 30, 2025, the Company had a partial valuation allowance against its net domestic deferred tax assets, for which realization cannot be considered more likely than not at this time. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provision of the Tax Cuts and Jobs Act, modification to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and other implemented through 2027. We do not anticipate the bill will have a material impact on our unaudited condensed consolidated financial statements.

10. Commitments and contingencies

Research and development contracts and contract research organizations agreements

The Company utilizes CMOs for the development and production of clinical materials and CROs to perform services related to its clinical trials. Pursuant to the agreements with these CMOs and CROs, the Company has either the right to terminate the agreements without penalties or under certain penalty conditions. As of September 30, 2025, the Company has $185 of commitments to CMOs and $150 of commitments to CROs for the next twelve months.

Legal proceedings and disputes

In the ordinary course of business, the Company is at times subject to various legal proceedings and disputes. The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its unaudited condensed consolidated financial statements. These legal contingencies may be adjusted to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of loss is not estimable, the Company does not accrue legal contingencies. While the outcome of legal proceedings is inherently uncertain, based on information currently available, management believes that it has established appropriate legal reserves. No reserves or liabilities have been accrued at September 30, 2025.

11. Subsequent events

On October 23, 2025, the Company announced that it received approximately $4,000 in additional funding through exercises of common warrants that were previously issued in a private placement that the Company closed in September 2023. The remaining 1,190,927 common warrants issued in the 2023 private placement have expired as the 60th day after the U.S. Food and Drug Administration’s acceptance for review of the Company’s New Drug Application for GTx-104 has passed.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis (“MD&A”) is presented in order to provide the reader with an overview of the financial results and changes to our financial position as at September 30, 2025 and for the three and six months then ended. This MD&A also explains the material variations in our operations, financial positions and cash flows for the three and six months ended September 30, 2025 and 2024.

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

This MD&A should be read in conjunction with our unaudited condensed consolidated interim financial statements for the three and six months ended September 30, 2025 and 2024 included elsewhere in this quarterly report. Our unaudited condensed consolidated financial statements were prepared in accordance with U.S. GAAP.

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

Recent Developments

GTx-104

On June 25, 2025, we announced the submission of a New Drug Application (“NDA”) to the FDA for GTx-104, a clinical-stage, novel, injectable formulation of nimodipine being developed for IV infusion to address significant unmet medical needs in aneurysmal subarachnoid hemorrhage (“aSAH”) patients. On August 22, 2025 the FDA accepted our NDA for review and established April 23, 2026 as the Prescription Drug User Fee Act (PDUFA) target date for completing its review of our submission.

On September 18, 2025 we announced that the U.S. Patent and Trademark Office issued a U.S. Patent No. 12,414,943, titled “Nimodipine Parenteral Administration”. The new method of use patent, published on September 16, 2025, covers the dosing regimen for I.V. administration of nimodipine used in the Phase 3 STRIVE-ON safety trial for GTx-104.

This new patent enhances our multi-layered intellectual property estate for GTx-104, which includes five patents on the composition of our formulation of nimodipine, providing patent protection to 2037. The new patent on the I.V. dosing regimen for GTx-104 strengthens our intellectual property position and extends protection to 2043.

In September 2025, results from our STRIVE-ON trial were presented at the 2025 Neurocritical Care Society annual meeting, held in Montreal, Quebec, Canada. The Neurocritical Care Society is the only professional society representing multi-disciplinary teams of neurocritical care providers around the world whose mission is to improve outcomes for patients with life-threatening neurological illnesses. In an oral presentation titled Safety and Tolerability of GTx-104 (Nimodipine Injection for I.V. Infusion) Compared with Oral Nimodipine in Patients with Aneurysmal Subarachnoid Hemorrhage: a Prospective, Randomized Trial, Dr. H. Alex Choi (Professor of Neurosurgery and Neurology at UT Health Houston McGovern Medical School, member of the Grace Scientific Advisory Board) highlighted the trial results demonstrating the safety and tolerability of GTx-104 in the treatment of aSAH.

During our second fiscal quarter, we conducted market research analysis to update our assessment of the GTx-104 commercial opportunity and to guide our commercialization planning. We believe the results of this research confirm that GTx-104 is seen as valuable for its improved tolerability, potential cost savings, and simpler route of I.V. administration compared to the oral form of nimodipine.

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

•
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

●
Novel injectable formulation of nimodipine
●
Overcomes solubility limitations of nimodipine
●
A patented formulation that uses non-ionic surfactant micelles as the drug carrier to solubilize nimodipine
●
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

•
Pharmacoeconomic measures favored the use of GTx-104 for patients with aSAH.

On June 25, 2025, we announced the submission of our NDA to the FDA for GTx-104. On August 22, 2025, the FDA accepted our NDA for review and established April 23, 2026 as the PDUFA target date for completing its review of our submission.

In September 2025, results from our STRIVE-ON trial were presented by Dr. H. Alex Choi (Professor of Neurosurgery and Neurology at UT Health Houston McGovern Medical School, member of the Grace Scientific Advisory Board) at the 2025 Neurocritical Care annual meeting, held in Montreal, Quebec, Canada.

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

Feedback from the FDA informed our data and regulatory packages, and we submitted the NDA for GTx-104 on June 25, 2025. The FDA accepted our NDA for review on August 22, 2025, and established April 23, 2026 as its PDUFA target date.

Commercialization Strategy

If we receive regulatory approval for GTx-104 in the U.S., we plan to commercialize GTx-104 with a highly experienced and targeted hospital-based sales force. We may seek commercial partnerships to fully exploit the market potential of GTx-104 in the U.S. and in territories outside the U.S.

A recent market research analysis we conducted assessed the commercial potential of GTx-104 if approved by the FDA. A third-party research firm conducted interviews, primary research, and market data analysis, and concluded that GTx-104 is seen as a valuable addition to the treatment of aSAH patients, with broad potential for formulary inclusion by hospital Pharmacy and Therapeutics (P&T) committees. The research identified three primary perceived benefits among survey respondents:

●
Efficacy – respondents emphasized that the reduction in hypotension with GTx-104 is meaningful, as it allows more patients to remain on therapy and avoid dose limiting side effects
●
Pharmacoeconomic - Health care providers highlighted that even modest reductions in ICU or ventilator time can have a significant impact on hospital costs, suggesting GTx-104’s potential to deliver value beyond drug price—particularly given the high-cost aSAH care settings
●
Route of Administration - GTx-104’s immediate usability without nasogastric tube tube placement was seen as an advantage, enabling earlier intervention, especially in unstable or intubated patients where time sensitive dosing is key

These results were obtained from a survey of 45 healthcare professionals, including neuro-intensivist, neurosurgeons, P&T committee members, and hospital pharmacists, during the summer of 2025.

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

We have licensed the data from the multicenter, double-blinded, randomized, placebo-controlled crossover trial from Azienda Ospedaliera Universitaria Senese, Siena, Italy, where Dr. Zannolli et al. studied the effect of oral liquid solution of betamethasone to reduce ataxia symptoms in patients with A-T. This oral liquid solution is not marketed in the United States, and therefore is not available for clinical use. Currently, betamethasone is only available in the United States as an injectable or as a topical cream. This license gives us the right to reference the trial’s data in our NDA filing. On November 12, 2015, we submitted the data from the Zannolli trial to the FDA’s Division of Neurology at a pre-Investigational New Drug (“IND”) meeting and received guidance from the agency on the regulatory requirements to seek approval.

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

Unmet Needs

There is no known treatment to slow disease progression, and treatments that are used are strictly aimed at controlling the symptoms (or conditions secondary to the disease).  There are no FDA-approved therapeutic options currently available. Patients typically die by age 25 from complications of lung disease or cancer.

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

Next Steps

The further development of GTx-102 has been deprioritized in favor of our focus on development of GTx-104. On February 13, 2025, we announced FDA’s written responses to our GTx-102 End of Phase 1 meeting request where FDA made recommendations on the path toward an NDA. They provided guidance on the design of a single pivotal efficacy and safety trial, including the neurological assessment scale for the primary endpoint, that could, with appropriate confirmatory evidence, support an NDA. We plan to collaborate with our scientific advisory board and FDA (via Type C meeting) on the design of a potential pivotal efficacy and safety trial and will determine the next steps after that time. Further clinical development work will be contingent on additional funding for GTx-102 or the signing of a strategic partnership. It is also possible that we may out-license or sell our GTx-102 drug candidate for the U.S. and/or global markets.

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

Next Steps

The further development of GTx-101 has been deprioritized in favor of our focus on development of GTx-104. Pending additional funding for GTx-101 or the signing of a strategic partnership, we plan to follow this successful PK trial with the next step of the clinical development plan including a multiple ascending dose trial. Results from these non-clinical studies and clinical trials are required before the initiation of our Phase 2 program in PHN patients. It is also possible that we may out-license or sell our GTx-101 drug candidate for the U.S. and/or global markets.

Basis of Presentation of the Financial Statements

Our unaudited condensed consolidated financial statements, which include the accounts of our wholly owned subsidiary, have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC related to quarterly reports filed on Form 10-Q. All intercompany transactions and balances are eliminated on consolidation.

Our assets as of September 30, 2025 include cash and cash equivalents of $16,862 and intangible assets and goodwill of $49,266. Our current liabilities of $1,245 as of September 30, 2025 were comprised primarily of amounts due to or accrued for creditors.

In February 2025, we completed a private placement of Company securities with certain institutional and accredited investors. Net proceeds to the Company were $13,705. Refer to Note 5, Stockholders’ Equity - 2025 Private Placement, in the accompanying unaudited condensed consolidated financial statements elsewhere in this document for additional information. In October 2025, the Company received $4,000 in gross proceeds from exercises of common warrants that were previously issued in a private placement in September 2023. We believe our existing cash and cash equivalents will be sufficient to sustain planned operations through at least 12 months from the issuance date of these unaudited condensed consolidated financial statements.

Results of Operations

Comparison of the three and six months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three and six months ended September 30, 2025 and 2024:

(expressed in thousands)

	Three months ended			Six Months ended
	September 30, 2025	September 30, 2024	Increase (Decrease)	September 30, 2025	September 30, 2024	Increase (Decrease)
	$	$	$	$	$	$
Operating expenses
Research and development expenses, net of government assistance	(568)	((2,976)	(2,408)	(1,523)	(5,684)	(4,161)
General and administrative expenses	(1,961)	(1,855)	179	(4,096)	(4,109)	(13)
Loss from operating activities	(2,529)	(4,831)	(2,302)	(5,619)	(9,793)	(4,174)
Foreign exchange (loss) gain	(8)	13	21	3	5	2
Change in fair value of derivative warrant liabilities	1,427	362	1,065	940	1,756	(816)
Interest and other income, net	172	172	0	375	407	(32)
Income tax benefit	—	852	(852)	—	1,576	(1,576)
Net loss	(938)	(3,432)	(2,494)	(4,301)	(6,049)	(1,748)

Net Loss

The net loss of $938, or $0.06 per share, for the three months ended September 30, 2025, decreased by $2,494 from the net loss of $3,432, or $0.30 per share, for the three months ended September 30, 2024. The decrease in net loss was primarily due to a $2,408 decrease in research and development expenses, partially offset by increases in general administrative expenses of $106 and an increase in the change of fair value of derivative warrant liabilities of $1,065. The net loss of $4,301, or $0.27 per share, for the six months ended September 30, 2025, decreased by $1,748 from the net loss of $6,049, or $0.53 per share, for the six months ended September 30, 2024. The decrease in net loss was primarily due to a $4,161 decrease in research and development expenses, a $13 decrease in general and administrative expenses, partially offset by $1,576 decrease in income tax benefit and a $816 difference in the change in fair value of derivative warrant liabilities.

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

Our research and development activities during the three and six months ended September 30, 2025 were focused primarily on completing the clinical development program for our GTx-104 drug candidate and preparation and submission of our GTx-104 NDA to the FDA. Our research and development activities during the three and six months ended September 30, 2024 were focused primarily on our clinical development program for our GTx-104 drug candidate.

The following table summarizes our research and development expenses:

(expressed in thousands)

	Three months ended			Six Months ended
	September 30, 2025	September 30, 2024	Increase (Decrease)	September 30, 2025	September 30, 2024	Increase (Decrease)
	$	$	$	$	$	$
Total third-party research and development expenses[1]	201	2,716	(2,515)	764	5,150	(4,386)
Salaries and benefits	309	200	109	632	408	224
Research and development expense before stock-based compensation and depreciation	510	2,916	(2,406)	1,396	5,558	(4,162)
Stock-based compensation	58	60	(2)	127	126	1
Total	568	2,976	(2,408)	1,523	5,684	(4,161)

1 Total third-party research and development expenses are calculated before salaries and benefits and stock-based compensation.

Total research and development expenses for the three months ended September 30, 2025 were $568, compared to $2,976 for the three months ended September 30, 2024. The decrease of $2,408 was primarily due to a $2,515 decrease in research activities mainly due to completion of our GTx-104 pivotal Phase 3 STRIVE-ON safety clinical trial, partially offset by a $109 increase in salaries and benefits due to merit increases.

Total research and development expenses for the six months ended September 30, 2025 were $1,523, compared to $5,684 for the six months ended September 30, 2024. The decrease of $4,161 was primarily due to a $4,386 decrease in research activities mainly due to completion of our GTx-104 pivotal Phase 3 STRIVE-ON safety clinical trial, partially offset by a $224 increase in salaries and benefits due to merit increases.

Stock-based compensation of $58 and $127 for the three and six months ended September 30, 2025, decreased by $2 and increased by $1 compared to $60 and $126 for the three and six months ended September 30, 2024.

General and administrative expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, legal, and support functions, including professional fees for auditing, tax, consulting, rent and utilities and insurance.

We expect our general and administrative expenses to continue to increase for the foreseeable future as we continue to advance our research and development programs, grow our business and prepare for possible commercial launch if GTx-104 receives marketing approval.

(expressed in thousands)

	Three months ended			Six months ended
	September 30, 2025	September 30, 2024	Increase (Decrease)	September 30, 2025	September 30, 2024	Increase (Decrease)
	$	$	$	$	$	$
Salaries and benefits	448	490	(42)	922	885	37
Professional fees	987	977	10	1,862	2,431	(569)
Other	379	244	135	929	476	453
General and administrative expense before stock-based compensation and depreciation[1]	1,814	1,711	103	3,713	3,792	(79)
Stock-based compensation	146	142	4	380	314	66
Depreciation and loss on disposal	1	2	(1)	3	3	—
Total	1,961	1,855	106	4,096	4,109	(13)

1 General and administrative sub-total expenses are calculated before stock-based compensation and depreciation.

General and administrative expenses were $1,961 for the three months ended September 30, 2025, an increase of $106 from $1,855 for the three months ended September 30, 2024. The increase was primarily a result of an increase in other general and administrative expenses due to costs for the GTx-104 pre-commercial planning.

General and administrative expenses were $4,096 for the six months ended September 30, 2025, a decrease of $13 from $4,109 for the six months ended September 30, 2024. The decrease was primarily a result of decreased legal, accounting, tax, audit and other professional fees related to Continuance and Domestication, partially offset by an increase in other general and administrative expenses primarily due to costs for the GTx-104 commercial assessment, and pre-commercial planning, and an increase in stock-based compensation due to the issuance of new stock option awards.

Change in fair value of derivative warrant liabilities

The change in the fair value of derivative warrant liabilities was mainly attributable to a decrease in the expected term as the 2023 Common Warrants expired on the 60th day after the date of the acceptance by the FDA of the NDA for the Company’s product candidate GTx-104 or October 21, 2025.

Interest and other income, net

Interest and other income, net was $172 and $375 for the three and six months ended September 30, 2025, compared to $172 and $407 for the three and six months ended September 30, 2024. The $32 decrease in our interest and other income was due to decreased interest rates.

Income tax benefit

For the three and six months ended September 30, 2025, the Company did not record an income tax benefit.  For the three and six months ended September 30, 2024, the Company recorded an income tax benefit of $852 and $1,576. The period-over-period change is primarily attributable to the establishment of a partial valuation allowance against the Company’s net domestic deferred tax assets. This allowance reflects management’s determination that realization of these assets is not more likely than not at this time. No such valuation allowance was recorded in the prior period.

Liquidity and Capital Resources

Cash flows and financial condition for the six months ended September 30, 2025 and 2024

Summary

As of September 30, 2025, cash and cash equivalents were $16,862, a net decrease of $5,271 compared to cash and cash equivalents of $22,133 at March 31, 2025.

As described below, in February 2025, we completed a private placement of our securities with certain institutional and accredited investors. Net proceeds to us were $13,705. In October 2025, we received $4,000 in gross proceeds from exercises of common warrants that were previously issued in a private placement in September 2023. We believe our existing cash and cash equivalents will be sufficient to sustain planned operations through at least 12 months from the issuance date of the unaudited condensed consolidated financial statements included with this Form 10-Q.

We will require additional capital to fund our daily operating needs beyond that time. We do not expect to generate revenue from product sales unless we obtain regulatory approval, which is subject to significant uncertainty. To date, we have financed our operations primarily through public offerings and private placements of our common equity, warrants and convertible debt, warrant exercises and the proceeds from research tax credits. Until such time that we can generate significant revenue from drug product sales, if ever, we will require additional financing, which is expected to be sourced from a combination of public or private equity or debt financing or other non-dilutive sources, including fees, milestone payments and royalties from collaborations with third parties. Arrangements with collaborators or others may require us to relinquish certain rights related to our technologies or drug product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategy. We plan to raise additional capital in order to maintain adequate liquidity. Negative results from studies or trials, if any, or depressed prices of our Common Stock could impact our ability to raise additional financing. Raising additional equity capital is subject to market conditions that are not within our control.

Net cash used in operating activities

Net cash used in operating activities for the six months ended September 30, 2025 was $4,944, compared to $7,835 for the six months ended September 30, 2024, a decrease of $2,891. The decrease in net cash used in operating activities was primarily due to a $4,248 decrease in research and development activities mainly due to completion of our GTx-104 pivotal Phase 3 STRIVE-ON trial and changes in prepaid expenses of $231, offset in part by change in trade and other payables of $1,506.

Net cash used in investing activities

There were no investing activities for the six months ended September 30, 2025. Net cash used in investing activities for the six months ended September 30, 2024 was from the purchase of short-term investments of $15.

Net cash used in financing activities

Net cash used in financing activities for the six months ended September 30, 2025 was from the payment of stock issuance costs of $327 in connection with the 2025 Private Placement.  There were no financing activities for the six months ended September 30, 2024.

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

2023 Private Placement

In September 2023, we entered into a securities purchase agreement (the “2023 Purchase Agreement”) with certain institutional and accredited investors in connection with a private placement offering of our securities (the “2023 Private Placement”). Pursuant to the 2023 Purchase Agreement, we sold 1,951,371 Common Shares, at a purchase price of $1.848 per Common Share and pre-funded warrants (the “2023 Pre-Funded Warrants”) to purchase up to 2,106,853 Common Shares at a purchase price equal to the purchase price per Common Share less $0.0001. Each 2023 Pre-Funded Warrant is exercisable for one Common Share at an exercise price of $0.0001 per Common Share, is immediately exercisable, and will expire once exercised in full. Pursuant to the 2023 Purchase Agreement, we also issued to such institutional and accredited investors common warrants (the “2023 Common Warrants”, and together with the 2023 Pre-Funded Warrants, the “Warrants”) to purchase Common Shares, exercisable for an aggregate of 2,536,391 Common Shares. Under the terms of the 2023 Purchase Agreement, for each Common Share and each 2023 Pre-Funded Warrant issued in the 2023 Private Placement, an accompanying five-eighths (0.625) of a 2023 Common Warrant was issued to the purchaser thereof. Each whole 2023 Common Warrant is exercisable for one Common Share at an exercise price of $3.003 per Common Share, is immediately exercisable, and will expire on the earlier of (i) the 60th day after the date of the acceptance by the FDA of an NDA for our product candidate GTx-104 or (ii) five years from the date of issuance. The 2023 Private Placement closed on September 25, 2023. The net proceeds to us from the 2023 Private Placement were $7,338, after deducting fees and expenses. In October 2025, the Company received $4,000 in gross proceeds from exercises of 1,345,464 2023 Common Warrants that were issued in the 2023 Private Placement. for 1,345,464 shares of Common Stock. The remaining 1,190,927 2023 Common Warrants issued in the 2023 Private Placement have expired in accordance with the terms of the common warrants as the 60th day after the FDA’s acceptance for review of our NDA for GTx-104 has passed.

Contractual Obligations and Commitments

Our contractual obligations and commitments primarily include trade payables, CMO and CRO agreements.

Research and development contracts and contract research organizations agreements

We utilize CMOs for the development and production of clinical materials, and CROs to perform services related to our clinical trials. Pursuant to the agreements with CMOs and CROs, we have either the right to terminate the agreements without penalties or under certain penalty conditions. As of September 30, 2025, the Company has $185 of commitments to CMOs and $150 of commitments to CROs for the next twelve months.

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

Critical Accounting Policies

During the three months ended September 30, 2025, there were no material changes to our critical accounting policies from those described in our Annual Report for the year ended March 31, 2025.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.
Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures within the meaning of Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon this evaluation, our management has concluded that, as of September 30, 2025, our existing disclosure controls and procedures were effective. It should be noted that while our Chief Executive Officer and Principal Financial Officer believe that our disclosure controls and procedures provide a reasonable level of assurance that they are effective, they do not expect the disclosure controls and procedures to be capable of preventing all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met.

Changes in Internal Control over Financial Reporting

No changes were made to our internal controls over financial reporting that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.
Defaults upon Senior Securities

None.

Item 4.
Mine Safety Disclosures

Not applicable.

Item 5.
Other Information

(a)

CEO Employment Agreement Amendment
On November 12, 2025, the Company entered into an amendment (the “CEO Amendment”) to that certain Letter Agreement by and between Prashant Kohli, the Company’s Chief Executive Officer, and the Company, dated August 12, 2024 (the “CEO Letter Agreement”), a copy of which is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 16, 2024. As further described herein, the CEO Amendment supersedes and replaces certain of the terms contained in the CEO Letter Agreement.

Pursuant to the CEO Amendment, if Mr. Kohli’s employment is terminated by the Company without Cause (as defined in the CEO Amendment), absent a Change in Control (as defined in the Grace Therapeutics, Inc. 2024 Equity Incentive Plan) of the Company, Mr. Kohli is entitled to receive accrued but unpaid salary, unreimbursed expenses, and benefits (collectively, the “Accrued Obligations”) owed to him and, subject to Mr. Kohli’s execution, delivery and non-revocation of a general release of claims, the Company shall (i) pay him a continuation of his base salary then in effect for twelve (12) months, and (ii) pay or reimburse his COBRA premiums for twelve (12) months on terms no less favorable than those in effect on November 12, 2025. Any unvested and outstanding equity awards held by Mr. Kohli shall be forfeited upon termination by the Company without Cause absent a Change in Control of the Company.

The CEO Amendment further provides that if Mr. Kohli’s employment is terminated by the Company without Cause in connection with, or within twelve (12) months following, a Change in Control of the Company, Mr. Kohli is entitled to receive the Accrued Obligations owed to him and, subject to Mr. Kohli’s execution, delivery and non-revocation of a general release of claims, the Company shall (i) pay him a cash payment equal to eighteen (18) months of his base salary plus target bonus then in effect, and (ii) pay or reimburse his COBRA premiums for eighteen (18) months on terms no less favorable than those in effect on November 12, 2025. Any unvested and outstanding equity awards held by Mr. Kohli shall be fully vested and exercisable upon termination by the Company without Cause in connection with or within twelve (12) months following a Change in Control of the Company.

Executive Officer Employment Agreements
On November 12, 2025, the Company entered into employment agreements with each of its other executive officers, consisting of (i) Robert J. DelAversano, the Company’s Principal Financial Officer and Vice President, Finance (the “DelAversano Letter Agreement”), (ii) Amresh Kumar, the Company’s Vice President, Program Management (the “Kumar Letter Agreement”), (iii) Carrie D’Andrea, the Company’s Vice President, Clinical Operations (the “D’Andrea Letter Agreement”), and, (iv) R. Loch Macdonald, the Company’s Chief Medical Officer (the “Macdonald Letter Agreement” and, together with the DelAversano Letter Agreement, the Kumar Letter Agreement and the D’Andrea Letter Agreement, the “Letter Agreements”). The Letter Agreements supersede in their entirety any prior employment agreements or arrangements between the executive officers and the Company.

Pursuant to the respective Letter Agreements:

●
Mr. DelAversano is entitled to receive an annual base salary of $306,360 and an annual discretionary bonus of up to 30% of his annual base salary as determined by the Board of Directors of the Company (the “Board”). In order to earn a discretionary bonus, Mr. DelAversano must remain employed with the Company throughout the year for which the bonus is paid and must be actively employed in good standing on the date on which the bonus is paid.
●
Mr. Kumar is entitled to receive an annual base salary of $310,000 and an annual discretionary bonus of up to 30% of his annual base salary as determined by the Board. In order to earn a discretionary bonus, Mr. Kumar must remain employed with the Company throughout the year for which the bonus is paid and must be actively employed in good standing on the date on which the bonus is paid.
●
Ms. D’Andrea is entitled to receive an annual base salary of $310,000 and an annual discretionary bonus of up to 30% of her annual base salary as determined by the Board. In order to earn a discretionary bonus, Ms. D’Andrea must remain employed with the Company throughout the year for which the bonus is paid and must be actively employed in good standing on the date on which the bonus is paid.
●
Mr. Macdonald is entitled to receive an annual base salary of $200,000 and an annual discretionary bonus of up to 30% of his annual base salary as determined by the Board. In order to earn a discretionary bonus, Mr. Macdonald must remain employed with the Company throughout the year for which the bonus is paid and must be actively employed in good standing on the date on which the bonus is paid.

In addition, the Letter Agreements provide that, subject to approval by the Board, such executive officers may be granted from time to time an option to purchase shares of the Company’s common stock pursuant to the Company’s equity incentive plan (the “Plan”), with a price per share equal to the fair market value of a share of the Company’s common stock, as determined by the Board in accordance with the Plan, which will be conditioned upon (a) continued employment with the Company at the time of the grant, (b) entering into an option agreement with the Company (an “Option Agreement”) and (c) any other terms and conditions set forth in the Plan, the applicable Option Agreement and as may be determined by the Board in its sole discretion at the time of grant.

The terms of the Letter Agreements commenced on November 12, 2025, and continue until terminated in accordance therewith. Either the Company or such executive officers may terminate their respective Letter Agreement at any time, upon advanced written notice. The Letter Agreements also impose certain confidentiality, non-competition and non-solicitation obligations on such executive officers during the term of their respective Letter Agreement and for a specified time thereafter. The Letter Agreements provide for standard Company benefits, such as paid vacation and participation in the Company’s employee benefit plans and programs.

Pursuant to each of the Letter Agreements, if such executive officer’s employment is terminated by the Company without Cause (as defined in the respective Letter Agreements), absent a Change in Control (as defined in the Grace Therapeutics, Inc. 2024 Equity Incentive Plan) of the Company, such executive officer is entitled to receive the Accrued Obligations owed to such executive officer and, subject to the execution, delivery and non-revocation  of a general release of claims, the Company shall (i) pay such executive officer a continuation of their base salary then in effect for six (6) months, and (ii) pay or reimburse such executive officer’s COBRA premiums for six (6) months on terms no less favorable than those in effect on the date of the respective Letter Agreement. Any unvested and outstanding equity awards held by such executive officer shall be forfeited upon a termination by the Company without Cause absent a Change in Control of the Company.

Each of the Letter Agreements further provide that if such executive officer’s employment is terminated by the Company without Cause in connection with or within twelve (12) months following a Change in Control of the Company, such executive officer is entitled to receive the Accrued Obligations owed to such executive officer and, subject to  the execution, delivery and non-revocation of a general release of claims, the Company shall (i) pay such executive officer a cash payment equal to six (6) months of such executive officer’s base salary plus target bonus then in effect, and (ii) pay or reimburse such executive officer’s COBRA premiums for six (6) months on terms no less favorable than those in effect on the date of the respective Letter Agreement. Any unvested and outstanding equity awards held by such executive officer shall be fully vested and exercisable upon a termination by the Company without Cause in connection with or within twelve (12) months following a Change in Control of the Company.

In connection with executing each of the Letter Agreements, each of the executive officers also entered into the Company’s standard form of Confidentiality of Information and Ownership of Proprietary Property Agreement, which, among other things, (a) acknowledges the Company’s ownership rights in any proprietary property, (b) assigns any such ownership rights to the Company and (c) prohibits the executive officers from disclosing certain confidential or proprietary information of the Company.

The foregoing descriptions of the CEO Amendment and the Letter Agreements do not purport to be complete and are qualified in their entirety by reference to the full text of the CEO Amendment, the DelAversano Letter Agreement, the Kumar Letter Agreement, the D’Andrea Letter Agreement and the Macdonald Letter Agreement, copies of which are attached hereto as Exhibit 10.1, Exhibit 10.2, Exhibit 10.3, Exhibit 10.4 and Exhibit 10.5, respectively, and are incorporated by reference into this Item 5.

(c)

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

3.3	Bylaws of Grace Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 on the Current Report on Form 8-K filed with the Commission on October 28, 2024)

10.1*†	Amendment No. 1 to Letter Agreement by and between Prashant Kohli and the Company, dated November 12, 2025

10.2*†	Letter Agreement by and between Robert J. DelAversano and the Company, dated November 12, 2025

10.3*†	Letter Agreement by and between Amresh Kumar and the Company, dated November 12, 2025

10.4*†	Letter Agreement by and between Carrie D’Andrea and the Company, dated November 12, 2025

10.5*†	Letter Agreement by and between R. Loch Macdonald and the Company, dated November 12, 2025

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Dated: November 13, 2025

GRACE THERAPEUTICS, INC.

	By:	/s/ Prashant Kohli
Name: Prashant Kohli
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Robert DelAversano
Name: Robert DelAversano
Title: Principal Financial Officer (Principal Financial Officer)