Form 10-Q/A
period 2025-09-30
Grace Therapeutics, Inc.
filed 2025-11-17
CIK 1444192

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

The number of outstanding shares of common stock of the registrant, par value per share of $0.0001, as of November 13, 2025, was 15,474,026.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) is being filed solely to correct the number of shares of common stock outstanding on the cover page of the registrant’s Form 10-Q for the period ended September 30, 2025 (the “Original Filing”) filed with the Securities and Exchange Commission (the “Commission”) on November 13, 2025. No other changes have been made to the Original Filing, whether to update the Original Filing to reflect events occurring subsequent to the filing of the Original Filing or otherwise. As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Form 10-Q/A contains new certifications by the registrant’s principal executive officer and principal financial officer, which are being filed as exhibits to this Form 10-Q/A. Because this Form 10-Q/A includes no financial statements, the registrant is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6.
Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of Grace Therapeutics, Inc. (incorporated by reference to Exhibit 3.3 on the Current Report on Form 8-K filed with the Commission on October 7, 2024)

3.2
Certificate of Amendment to the Certificate of Incorporation of Grace Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 on the Current Report on Form 8-K filed with the Commission on October 28, 2024)

3.3	Bylaws of Grace Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 on the Current Report on Form 8-K filed with the Commission on October 28, 2024)

10.1†#
Amendment No. 1 to Letter Agreement by and between Prashant Kohli and the Company, dated November 12, 2025 (incorporated by reference to Exhibit 10.1 on the Quarterly Report on Form 10-Q filed with the Commission on November 13, 2025)

10.2†#
Letter Agreement by and between Robert J. DelAversano and the Company, dated November 12, 2025 (incorporated by reference to Exhibit 10.2 on the Quarterly Report on Form 10-Q filed with the Commission on November 13, 2025)

10.3†#
Letter Agreement by and between Amresh Kumar and the Company, dated November 12, 2025 (incorporated by reference to Exhibit 10.3 on the Quarterly Report on Form 10-Q filed with the Commission on November 13, 2025)

10.4†#
Letter Agreement by and between Carrie D’Andrea and the Company, dated November 12, 2025 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the Commission on November 13, 2025)

10.5†#
Letter Agreement by and between R. Loch Macdonald and the Company, dated November 12, 2025 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the Commission on November 13, 2025)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1**
Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 on the Quarterly Report on Form 10-Q filed with the Commission on November 13, 2025)

32.2**
Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 on the Quarterly Report on Form 10-Q filed with the Commission on November 13, 2025)

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

* Filed or furnished herewith.

** Previously furnished with the Quarterly Report on Form 10-Q for the period ended September 30, 2025 filed with the Commission on November 13, 2025.

† Indicates a management contract or compensatory plan.

# Previously filed with the Quarterly Report on Form 10-Q for the period ended September 30, 2025 filed with the Commission on November 13, 2025.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 17, 2025

GRACE THERAPEUTICS, INC.

	By:	/s/ Prashant Kohli
Name: Prashant Kohli
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Robert DelAversano
Name: Robert DelAversano
Title: Principal Financial Officer (Principal Financial Officer)