Form 10-Q
period 2025-12-31
Grace Therapeutics, Inc.
filed 2026-02-12
CIK 1444192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

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

The number of outstanding shares of common stock of the registrant, par value per share of $0.0001, as of February 12, 2026, was 15,474,026.

GRACE THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended December 31, 2025

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

●
the future prospects of our GTx-102 drug candidate, including but not limited to GTx-102’s potential to provide clinical benefits to decrease symptoms associated with Ataxia Telangiectasia; GTx-102’s potential ease of drug administration; the timing and outcomes of a Phase 3 efficacy and safety study for GTx-102; the timing of a new drug application ("NDA") filing for GTx-102 under Section 505(b)(2) of the FDCA; and the timing and ability to receive FDA approval for marketing GTx-102;

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

●
our projected capital requirements to fund our anticipated expenses; and

●
our ability to commercialize GTx-104 in the United States or establish strategic partnerships or commercial collaborations or obtain non-dilutive funding.

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
Financial Statements

Unaudited Condensed Consolidated Financial Statements

GRACE THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	December 31, 2025	March 31, 2025
(Expressed in thousands except share data)	$	$
Assets
Current assets:
Cash and cash equivalents	18,672	22,133
Receivables	20	126
Prepaid expenses	519	453
Total current assets	19,211	22,712
Equipment, net	11	15
Intangible assets	41,128	41,128
Goodwill	8,138	8,138
Total assets	68,488	71,993

Liabilities and Stockholders’ equity
Current liabilities:
Trade and other payables	1,284	1,930
Total current liabilities	1,284	1,930

Derivative warrant liabilities	-	1,141
Deferred tax liability	2,312	2,312
Total liabilities	3,596	5,383

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 10,000,000 authorized; none issued and outstanding as of December 31, 2025 and March 31, 2025	—	—
Common stock, $0.0001 par value per share; 100,000,000 authorized; 15,474,026 and 13,718,106 shares issued and outstanding as of December 31, 2025 and March 31, 2025, respectively	1	1
Additional paid-in capital	298,231	293,334
Accumulated other comprehensive loss	(6,038)	(6,038)
Accumulated deficit	(227,302)	(220,687)
Total stockholders' equity	64,892	66,610
Total liabilities and stockholders’ equity	68,488	71,993

See accompanying notes to unaudited condensed consolidated financial statements.

GRACE THERAPEUTICS, INC.
Condensed Consolidated Statements of Loss and Comprehensive Loss
(Unaudited)

	Three months ended		Nine months ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
(Expressed in thousands, except share and per share data)
	$	$	$	$

Operating expenses
Research and development expenses, net of government assistance	(462)	(2,194)	(1,985)	(7,877)
General and administrative expenses	(1,987)	(1,510)	(6,082)	(5,619)
Loss from operating activities	(2,449)	(3,704)	(8,067)	(13,496)

Foreign exchange gain (loss)	4	(16)	5	(11)
Change in fair value of derivative warrant liabilities	(40)	(1,178)	900	578
Interest and other income, net	170	138	547	544
Total other income (loss), net	134	(1,056)	1,452	1,111
Loss before income tax recovery	(2,315)	(4,760)	(6,615)	(12,385)

Income tax benefit	—	605	—	2,181

Net loss and total comprehensive loss	(2,315)	(4,155)	(6,615)	(10,204)

Basic and diluted loss per share	(0.14)	(0.36)	(0.41)	(0.89)

Weighted-average number of shares outstanding	16,933,620	11,506,234	16,262,111	11,506,234

See accompanying notes to unaudited condensed consolidated financial statements.

GRACE THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common stock
(Expressed in thousands, except share and per share data)	Number	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
		$	$	$	$	$
Balance, March 31, 2025	13,718,106	1	293,334	(6,038)	(220,687)	66,610
Issuance of common stock upon cashless exercise of pre-funded warrants	110,456	—	—	—	—	—
Net loss	—	—	—	—	(3,362)	(3,362)
Stock-based compensation	—	—	302	—	—	302
Balance at June 30, 2025	13,828,562	1	293,636	(6,038)	(224,049)	63,550
Issuance of common shares in connection with exercise of pre-funded warrants	300,000	—	—	—	—	—
Net loss					(938)	(938)
Stock-based compensation			206			206
Balance at September 30, 2025	14,128,562	1	293,842	(6,038)	(224,987)	62,818
Net loss					(2,315)	(2,315)
Stock-based compensation			108			108
Issuance of common shares in connection with exercise of common warrants	1,345,464	—	4,281	—	—	4,281
Balance at December 31, 2025	15,474,026	1	298,231	(6,038)	(227,302)	64,892

	Common stock
(Expressed in thousands, except share and per share data)	Number	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
		$	$	$	$	$
Balance, March 31, 2024	9,399,404	1	278,899	(6,038)	(211,119)	61,743
Issuance of common stock upon cashless exercise of pre-funded warrants	740,457	—	—	—	—	—
Net loss	—	—	—	—	(2,617)	(2,617)
Stock-based compensation	—	—	238	—	—	238
Balance at June 30, 2024	10,139,861	1	279,137	(6,038)	(213,736)	59,364
Net loss					(3,432)	(3,432)
Stock-based compensation			202			202
Balance at September 30, 2024	10,139,861	1	279,339	(6,038)	(217,168)	56,134
Net loss	—	—	—	—	(4,155)	(4,155)
Stock-based compensation	—	—	160	—	—	160
Balance at December 31, 2024	10,139,861	1	279,499	(6,038)	(221,323)	52,139

See accompanying notes to unaudited condensed consolidated financial statements.

GRACE THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	December 31, 2025	December 31, 2024
(Expressed in thousands)	$	$
Cash flows from operating activities:
Net loss	(6,615)	(10,204)
Adjustments:
Depreciation expense	5	5
Stock-based compensation	616	600
Change in fair value of derivative warrant liabilities	(900)	(578)
Deferred income tax benefit	—	(2,181)
Changes in operating assets and liabilities:
Receivables	106	421
Prepaid expenses	(66)	(300)
Trade and other payables	(320)	287
Net cash used in operating activities	(7,174)	(11,950)

Cash flows from investing activities:
Maturity of short-term investments	—	15
Purchase of short-term investments	—	(15)
Net cash used in investing activities	—	—

Cash flows from financing activities:
Proceeds from issuance of common stock from common warrant exercises	4,040	—
Payment of stock issuance costs	(327)	—
Net cash provided by financing activities	3,713	—

Net decrease in cash and cash equivalents	(3,461)	(11,950)

Cash and cash equivalents, beginning of period	22,133	23,005
Cash and cash equivalents, end of period	18,672	11,055

Cash and cash equivalents are comprised of:
Cash	1,187	836
Cash equivalents	17,485	10,219
Supplemental schedule of non-cash financing activities are comprised of:
Settlement of derivative warrant liability	241	—

See accompanying notes to unaudited condensed consolidated financial statements.

GRACE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in thousands except share and per share data)

1. Nature of operations

General

Grace Therapeutics, Inc. (formerly known as Acasti Pharma Inc.) (“Acasti Delaware” or “the Company”), is a Delaware corporation that, as further described below, previously existed under the laws of the Province of Québec, Canada (“Acasti Québec”), before changing its jurisdiction on October 1, 2024 (the “Continuance”) to the Province of British Columbia, Canada (“Acasti British Columbia”). On October 7, 2024, Acasti British Columbia changed its jurisdiction to the State of Delaware in the United States of America (the “Domestication”). Effective October 28, 2024, the Company changed its corporate name to Grace Therapeutics, Inc.

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

In February 2025, the Company completed a private placement of the Company securities with certain institutional and accredited investors. Net proceeds to the Company were $13,705. Refer to Note 5, Stockholder’s Equity - 2025 Private Placement, for additional information.

In October 2025, the Company received $4,040 in gross proceeds from exercises of 1,345,464 common warrants that were previously issued in a private placement in September 2023 for 1,345,464 shares of Common Stock. The remaining 1,190,927 common warrants issued in the 2023 private placement have expired in accordance with the terms of the common warrants as the 60th day after the FDA’s acceptance for review of the Company’s NDA for GTx-104 has passed.

The Company plans to use its cash and cash equivalents to further the regulatory review process for GTx-104, pre-commercial planning, commercial team buildout, and product launch if GTx-104 is approved, working capital and other general corporate purposes. The Company believes its existing cash and cash equivalents will be sufficient to sustain planned operations through at least 12 months from the issuance date of these unaudited condensed consolidated financial statements.

The Company will require additional capital to fund its daily operating needs. The Company does not expect to generate revenue from product sales unless and until it obtains regulatory approval for GTx-104, which is subject to significant uncertainty. To date, the Company has financed its operations primarily through public offerings and private placements of its common equity, warrants and convertible debt, warrant exercises, and the proceeds from research tax credits. Until such time that the Company can generate significant revenue from drug product sales, if ever, it will require additional financing, which is expected to be sourced from a combination of public or private equity or debt financing or other non-dilutive sources, which may include fees, milestone payments and royalties from collaborations with third parties. Arrangements with collaborators or others may require the Company to relinquish certain rights related to its technologies or drug product candidates. Adequate additional financing may not be available to the Company on acceptable terms, or at all. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue its business strategy. The Company plans to raise additional capital in order to maintain adequate liquidity. Negative results from studies or trials, if any, the timing and ability to receive FDA approval for marketing the Company’s drug candidates or depressed prices of the Company’s stock could impact the Company’s ability to raise additional financing. Raising additional equity capital is subject to market conditions that are not within the Company’s control. If the Company is unable to raise additional funds, the Company may not be able to realize its assets and discharge its liabilities in the normal course of business.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended March 31, 2025, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position as of December 31, 2025, the consolidated results of its operations for the three and nine months ended December 31, 2025 and 2024, its statements of stockholders’ equity for the three and nine months ended December 31, 2025 and 2024, and its consolidated cash flows for the nine months ended December 31, 2025 and 2024.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes for the year ended March 31, 2025 included in the Annual Report. The condensed consolidated balance sheet data as of March 31, 2025 presented for comparative purposes was derived from the Company’s audited consolidated financial statements. The results for the three and nine months ended December 31, 2025 are not necessarily indicative of the operating results to be expected for the full year or for any other subsequent interim period.

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

3. Fair value measurements

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 are as follows:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	$	$	$	$
Assets
Treasury bills classified as cash equivalents	17,485	17,485	—	—
Total assets	17,485	17,485	—	—
Total liabilities	—	—	—	—

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 are as follows:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	$	$	$	$
Assets
Treasury bills classified as cash equivalents	21,304	21,304	—	—
Total assets	21,304	21,304	—	—
Liabilities
Derivative warrant liabilities	1,141	—	—	1,141
Total liabilities	1,141	—	—	1,141

There were no changes in valuation techniques or transfers between Levels 1, 2 or 3 during the nine months ended December 31, 2025.The Company’s derivative warrant liabilities are measured at fair value on a recurring basis using unobservable inputs that are classified as Level 3 inputs. The Company does not have derivative warrant liabilities on its consolidated balance sheet as of December 31, 2025, as the derivative warrant liabilities were settled on October 21, 2025. Refer to Note 5, Stockholders’ Equity, for the valuation techniques and assumptions used in estimating the fair value of the derivative warrant liabilities.

4. Trade and other payables

	December 31, 2025	March 31, 2025
	$	$
Trade payables	114	601
Accrued research and development expenses	425	565
Employee salaries and benefits payable	550	661
Accrued liabilities and payables	195	103
Total trade and other payables	1,284	1,930

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

Both 2025 Pre-funded Warrants and 2025 Common Warrants are presented under additional paid-in capital in the equity section of the unaudited condensed consolidated balance sheet as of December 31, 2025.

During the three and nine months ended December 31, 2025, 0 and 410,460 of the 2025 Pre-Funded Warrants were exercised for 0 and 410,456 shares of Common Stock, respectively, resulting in inconsequential proceeds.

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

In October 2025, the Company received $4,040 in gross proceeds from exercises of 1,345,464 common warrants that were previously issued in a private placement in September 2023 for 1,345,464 shares of Common Stock. The remaining 1,190,927 common warrants issued in the 2023 private placement have expired in accordance with the terms of the common warrant as the 60th day after the FDA’s acceptance for review of the Company’s NDA for GTx-104 has passed.

The following table summarizes the Company’s outstanding warrants as of December 31, 2025, all of which are exercisable for shares of Common Stock:

December 31, 2025
	No. of warrants	Exercise Price ($)	Expiration Date
Liability classified warrants (Derivative Warrant Liabilities)
Common warrants issued in connection with 2023 Private Placement (2023 Common Warrants)	—	3.003	(1)

Equity classified warrants
Pre-funded warrants issued in connection with 2023 Private Placement (2023 Pre-Funded Warrants)	808,502	0.0001	No expiration
Common warrants issued in connection with 2025 Private Placement (2025 Common Warrants)	4,418,291	3.395	(2)
Pre-funded warrants issued in connection with 2025 Private Placement (2025 Pre-Funded Warrants)	987,458	0.0001	No expiration

1. Following the exercise of 1,345,464 2023 Common Warrants in October 2025, the remaining 1,190,927 2023 Common Warrants expired on October 21, 2025, which was the 60th day after the date of the acceptance by the FDA of the NDA for the Company’s product candidate GTx-104.

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

Derivative Warrant Liabilities

The 2023 Common Warrants issued as a part of the 2023 Private Placement were derivative warrant liabilities given that the 2023 Common Warrants did not meet the fixed-for-fixed criteria and that the 2023 Common Warrants were not indexed to the Company's own stock.

The derivative warrant liabilities are measured at fair value at each reporting period and the reconciliation of changes in fair value is presented in the following table:

	Nine months ended
	December 31, 2025	December 31, 2024
	$	$
Beginning balance	1,141	4,359
Issued during the year	—	—
Change in fair value	(900)	(578)
Settlement of liability	(241)	—
Ending balance	—	3,781

The warrant liability was determined based on the fair value of 2023 Common Warrants at the issue date and the reporting dates using the Black-Scholes model with the following assumptions. The 2023 Common Warrants expired on October 21, 2025, which was the 60th day after the date of the acceptance by the FDA of the NDA for the Company's product candidate GTx-104, which resulted in a $241 settlement of the derivative warrant liability on our consolidated balance sheet as of December 31, 2025. The settlement value of the warrant liability was determined using the Black-Scholes model with the following assumptions:

October 21, 2025
Risk-free interest rate	4.2%
Share price	$3.22
Expected warrant life	0.0
Dividend yield	0%
Expected volatility	60.08%

As of December 31, 2025 and March 31, 2025, the balance of derivative warrant liabilities from related parties was $0 and $952, respectively.

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

The 2024 Plan is administered by a committee designated from time to time, by resolution of the Company’s Board of Directors. The committee will also be responsible for determining, among others, the key terms of the awards including their grant dates, pricing, basis for fair value determination, vesting terms, restrictions, and terminations. The Board has designated its Compensation Committee to administer the 2024 Plan. As of December 31, 2025, there were 1,350,000 shares of Common Stock authorized for issuance under the 2024 Plan and 964,470 shares available for future issuance under the 2024 Plan.

The 2024 Plan will terminate automatically ten years after the Effective Date and may be terminated on any earlier date as provided by the 2024 Plan.

The following table summarizes information about activities within the 2024 Plan and Prior Plans for the nine months ended December 31 , 2025:

	Number of Options	Weighted-average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
		$		$
Outstanding, March 31, 2025	934,923	3.52	8.26	24
Granted	391,530	2.15	9.30	515
Forfeited/Cancelled	(21,000)	2.87
Outstanding, December 31, 2025	1,305,453	3.12	8.07	1,162
Exercisable, December 31, 2025	843,223	3.55	7.66	637

The weighted-average grant date fair value of awards for options granted during the nine months ended December 31, 2025 was $1.78. The fair value of options granted was estimated using the Black-Scholes option pricing model, resulting in the following weighted-average assumptions for the options granted:

	Nine months ended December 31, 2025	Nine months ended December 31, 2024
	Weighted-average	Weighted-average
Exercise price	$2.15	$2.98
Share price	$2.15	$2.98
Dividend	—	—
Risk-free interest	4.02%	4.42%
Estimated life (years)	5.74	5.81
Expected volatility	109.43%	114.20%

Compensation expense recognized under the 2024 Plan and the Prior Plan is summarized as follows:

	Three months ended		Nine months ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
	$	$	$	$
Research and development expenses	40	50	167	176
General and administrative expenses	68	110	449	424
	108	160	616	600

As of December 31, 2025, there was $398 of total unrecognized compensation cost, related to non-vested stock options, which is expected to be recognized over a remaining weighted-average vesting period of 1.12 years.

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

The Company excluded the following potential shares of Common Stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Nine months ended
	December 31, 2025	December 31, 2024
Options outstanding	1,305,453	919,923
September 2023 Common Warrants	—	2,536,391
February 2025 Common Warrants	4,418,291	—

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

The table below summarizes the significant expenses, by category regularly reviewed by the CODM, for the three and nine months ended December 31, 2025 and 2024:

	Three months ended		Nine months ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
	$	$	$	$
Clinical development programs	124	1,910	651	6,977
Professional fees	870	620	2,962	3,095
Salaries and benefits	751	654	2,313	1,984
Stock-based compensation	109	160	616	600
Other general and administrative expenses (1)	595	349	1,525	840
Other segment income (2)	38	1,194	(905)	(567)
Interest income, net	(172)	(127)	(547)	(544)
Tax benefits	—	(605)	—	(2,181)
Segment and consolidated loss	2,315	4,155	6,615	10,204

1. Other general and administrative expenses include depreciation, travel, and other administrative costs.

2. Other segment income includes change in fair value of derivative warrant liabilities and foreign exchange (loss)/gain.

9. Income taxes

The provision for income taxes and the effective income tax rates were as follows:

	Three months ended		Nine months ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Provision for income taxes	—	(605)	—	(2,181)
Effective income tax rate	0.0%	12.7%	0.0%	17.6%

The variance in effective tax rates for the three and nine months ended December 31, 2025 and 2024 is primarily attributable to the Company’s partial valuation allowance applied to its net domestic deferred tax assets.

As of December 31, 2025, the Company had a partial valuation allowance against its net domestic deferred tax assets, for which realization cannot be considered more likely than not at this time. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740), which requires incremental annual disclosures on income taxes, including rate reconciliations, income taxes paid, and other disclosures. The Company will prospectively adopt this guidance beginning March 31, 2026.  The Company does not anticipate a material impact on its consolidated financial statements.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provision of the Tax Cuts and Jobs Act, modification to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and other implemented through 2027. The Company does not anticipate the bill will have a material impact on its consolidated financial statements.

10. Commitments and contingencies

Research and development contracts and contract research organizations agreements

The Company utilizes CMOs for the development and production of clinical materials and CROs to perform services related to its clinical trials. Pursuant to the agreements with these CMOs and CROs, the Company has either the right to terminate the agreements without penalties or under certain penalty conditions. As of December 31, 2025, the Company has $185 of commitments to CMOs and no commitments to CROs for the next twelve months.

Legal proceedings and disputes

In the ordinary course of business, the Company is at times subject to various legal proceedings and disputes. The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its unaudited condensed consolidated financial statements. These legal contingencies may be adjusted to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of loss is not estimable, the Company does not accrue legal contingencies. While the outcome of legal proceedings is inherently uncertain, based on information currently available, no reserves or liabilities have been accrued at December 31, 2025.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis (“MD&A”) is presented in order to provide the reader with an overview of the financial results and changes to our financial position as at December 31, 2025 and for the three and nine months then ended. This MD&A also explains the material variations in our operations, financial positions and cash flows for the three and nine months ended December 31, 2025 and 2024.

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

This MD&A should be read in conjunction with our unaudited condensed consolidated interim financial statements for the three and nine months ended December 31, 2025 and 2024 included elsewhere in this quarterly report. Our unaudited condensed consolidated financial statements were prepared in accordance with U.S. GAAP.

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

Recent Developments

GTx-104

On June 25, 2025, we announced the submission of a New Drug Application (“NDA”) to the FDA for GTx-104, a clinical-stage, novel, injectable formulation of nimodipine being developed for intravenous (“IV”) infusion to address significant unmet medical needs in aneurysmal subarachnoid hemorrhage (“aSAH”) patients. On August 22, 2025 the FDA accepted our NDA for review and established April 23, 2026 as the Prescription Drug User Fee Act (PDUFA) target date for completing its review of our submission.

On September 18, 2025 we announced that the U.S. Patent and Trademark Office issued a U.S. Patent No. 12,414,943, titled “Nimodipine Parenteral Administration”. The new method of use patent, published on September 16, 2025, covers the dosing regimen for IV administration of nimodipine used in the Phase 3 STRIVE-ON safety trial for GTx-104.

This new patent enhances our multi-layered intellectual property estate for GTx-104, which includes five patents on the composition of our formulation of nimodipine, providing patent protection to 2037. The new patent on the IV dosing regimen for GTx-104 strengthens our intellectual property position and extends protection to 2043.

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

During our second fiscal quarter, we conducted market research analysis to update our assessment of the GTx-104 commercial opportunity and to guide our commercialization planning. We believe the results of this research confirm that GTx-104 is seen as valuable for its improved tolerability, potential cost savings, and simpler route of IV administration compared to the oral form of nimodipine.

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

•
GTx-102 is targeted for the treatment of ataxia-telangiectasia (“A-T”) in a pediatric population. A-T is caused by mutations in the ataxia telangiectasia mutated gene. Children with A-T experience cerebellar ataxia and other motor dysfunctions, oculomotor apraxia, dysarthria, and dysphagia. A Phase-1 pharmacokinetic study was successfully completed and GTx-102 was well tolerated with no serious events reported.

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

Unmet Needs with Oral Nimodipine

Nimodipine was granted FDA approval in 1988 and is the only approved drug that has been clinically shown to improve neurological outcomes in aSAH patients. It is only available in the United States as a generic oral capsule, as a branded oral liquid solution called NYMALIZE™, which is manufactured and sold by Arbor Pharmaceuticals (acquired in September 2021 by Azurity Pharmaceuticals), and as a generic oral liquid solution. Nimodipine has poor water solubility and high permeability characteristics because of its high lipophilicity. Additionally, orally administered nimodipine has dose-limiting side-effects such as hypotension, poor absorption and low bioavailability resulting from high first-pass metabolism, and a narrow administration window as food effects lower bioavailability significantly. Due to these issues, blood levels of orally administered nimodipine can be highly variable, making it difficult to manage blood pressure in aSAH patients, often leading to frequent dose interruptions. Nimodipine capsules are also difficult to administer, particularly to unconscious patients or those with impaired ability to swallow, while the oral liquid solution has tolerability challenges due to solubility limitations of nimodipine.

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

GTx-104 STRIVE-ON Phase 3 Pivotal Safety Trial Design

Trial complete and reported topline data in January 2025

STRIVE-ON (NCT05995405) is a ~*100-patient prospective*, open-label, randomized (1:1 ratio), parallel group trial of GTx-104 compared with oral nimodipine in patients hospitalized for aSAH

Onset of aSAH → **Screening Period** (within 96 hours of aSAH onset) → **Treatment Period** → **Follow up Period**

Screening Period
- Informed Consent
- Inclusion/exclusion

Treatment Period – Day 1
- Randomize
- Initiate investigational product

Treatment Period – Day 2-21
- Hypotension events
- Relative dose intensity
- Safety

Follow up Period – Day 30 and Day 90
- Adverse events
- Functional outcomes (mRS)
- Pharmacoeconomic outcomes

Primary Endpoint

Incidence of subjects with at least one episode of clinically significant hypotension

mRS: modified Rankin Scale

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

A recent market research analysis we conducted assessed the commercial potential of GTx-104 if approved by the FDA. A third-party research firm conducted interviews, primary research, and market data analysis, and concluded that GTx-104 is seen as a valuable addition to the treatment of aSAH patients, with broad potential for formulary inclusion by hospital Pharmacy and Therapeutics (“P&T”) committees. The research identified three primary perceived benefits among survey respondents:

●
Efficacy – respondents emphasized that the reduction in hypotension with GTx-104 is meaningful, as it allows more patients to remain on therapy and avoid dose limiting side effects

●
Pharmacoeconomic - Health care providers highlighted that even modest reductions in ICU or ventilator time can have a significant impact on hospital costs, suggesting GTx-104’s potential to deliver value beyond drug price—particularly given the high-cost aSAH care settings

●
Route of Administration - GTx-104’s immediate usability without nasogastric tube placement was seen as an advantage, enabling earlier intervention, especially in unstable or intubated patients where time sensitive dosing is key

These results were obtained from a survey of 45 healthcare professionals (“HCPs”), including neuro-intensivist, neurosurgeons, P&T committee members, and hospital pharmacists, during the summer of 2025. During the three months ended December 31, 2025, we provided grant support for the development of a Continuing Medical Education (“CME”) program for healthcare professionals in these and related specialties. Content for the CME program was independently developed by leading providers of CME content, and is intended to educate HCPs on the challenges represented by oral nimodipine administration in the care of aSAH patients. We believe the CME program can play an important role in educating the professional marketplace on the potential benefits of GTx-104 should it be approved by the FDA.

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

Our assets as of December 31, 2025 include cash and cash equivalents of $18,672 and intangible assets and goodwill of $49,266. Our current liabilities of $1,284 as of December 31, 2025 were comprised primarily of amounts due to or accrued for creditors.

In February 2025, we completed a private placement of Company securities with certain institutional and accredited investors. Net proceeds to the Company were $13,705. Refer to Note 5, Stockholders’ Equity - 2025 Private Placement, in the accompanying unaudited condensed consolidated financial statements elsewhere in this document for additional information. In October 2025, the Company received $4,040 in gross proceeds from exercises of common warrants that were previously issued in a private placement in September 2023. We believe our existing cash and cash equivalents will be sufficient to sustain planned operations through at least 12 months from the issuance date of these unaudited condensed consolidated financial statements.

Results of Operations

Comparison of the three and nine months ended December 31, 2025 and 2024

The following table summarizes our results of operations for the three and nine months ended December 31, 2025 and 2024:

(expressed in thousands)

	Three months ended			Nine months ended
	December 31, 2025	December 31, 2024	Increase (Decrease)	December 31, 2025	December 31, 2024	Increase (Decrease)
	$	$	$	$	$	$
Operating expenses
Research and development expenses, net of government assistance	(462)	(2,194)	(1,732)	(1,985)	(7,877)	(5,892)
General and administrative expenses	(1,987)	(1,510)	477	(6,082)	(5,619)	463
Loss from operating activities	(2,449)	(3,704)	(1,255)	(8,067)	(13,496)	(5,429)
Foreign exchange (loss) gain	4	(16)	(20)	5	(11)	(16)
Change in fair value of derivative warrant liabilities	(40)	(1,178)	1,138	900	578	322
Interest and other income, net	170	138	32	547	544	3
Income tax benefit	—	605	(605)	—	2,181	(2,181)
Net loss	(2,315)	(4,155)	(1,840)	(6,615)	(10,204)	(3,589)

Net Loss

The net loss of $2,315, or $0.14 per share, for the three months ended December 31, 2025, decreased by $1,840 from the net loss of $4,155, or $0.36 per share, for the three months ended December 31, 2024. The decrease in net loss was primarily due to a $1,732 decrease in research and development expenses and a $1,138 decrease in the change of fair value of derivative warrant liabilities, partially offset by increases in general administrative expenses of $477 and a decrease in income tax benefit of $605. The net loss of $6,615, or $0.41 per share, for the nine months ended December 31, 2025, decreased by $3,589 from the net loss of $10,204, or $0.89 per share, for the nine months ended December 31, 2024. The decrease in net loss was primarily due to a $5,892 decrease in research and development expenses, partially offset by a $463 increase in general and administrative expenses and a $2,181 decrease in income tax benefit and a $322 difference in the change in fair value of derivative warrant liabilities.

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

Our research and development activities during the three and nine months ended December 31, 2025 were focused primarily on completing the clinical development program for our GTx-104 drug candidate and preparation and submission of our GTx-104 NDA to the FDA. Our research and development activities during the three and nine months ended December 31, 2024 were focused primarily on our clinical development program for our GTx-104 drug candidate.

The following table summarizes our research and development expenses:

(expressed in thousands)

	Three months ended			Nine months ended
	December 31, 2025	December 31, 2024	Increase (Decrease)	December 31, 2025	December 31, 2024	Increase (Decrease)
	$	$	$	$	$	$
Total third-party research and development expenses [1]	127	1,973	(1,846)	892	7,123	(6,231)
Salaries and benefits	295	171	124	926	578	348
Research and development expense before stock-based compensation and depreciation	422	2,144	(1,722)	1,818	7,701	(5,883)
Stock-based compensation	40	50	(10)	167	176	(9)
Total	462	2,194	(1,732)	1,985	7,877	(5,892)

1 Total third-party research and development expenses are calculated before salaries and benefits and stock-based compensation.

Total research and development expenses for the three months ended December 31, 2025 were $462, compared to $2,194 for the three months ended December 31, 2024. The decrease of $1,732 was primarily due to a $1,846 decrease in research activities mainly due to completion of our GTx-104 pivotal Phase 3 STRIVE-ON safety clinical trial in February 2025, partially offset by a $124 increase in salaries and benefits due to merit increases.

Total research and development expenses for the nine months ended December 31, 2025 were $1,985, compared to $7,877 for the nine months ended December 31, 2024. The decrease of $5,892 was primarily due to a $6,231 decrease in research activities mainly due to completion of our GTx-104 pivotal Phase 3 STRIVE-ON safety clinical trial in February 2025, partially offset by a $348 increase in salaries and benefits due to merit increases.

Stock-based compensation of $40 and $167 for the three and nine months ended December 31, 2025, respectively, decreased by $10 and $9 compared to $50 and $176 for the three and nine months ended December 31, 2024, respectively.

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

(expressed in thousands)

	Three months ended			Nine months ended
	December 31, 2025	December 31, 2024	Increase (Decrease)	December 31, 2025	December 31, 2024	Increase (Decrease)
	$	$	$	$	$	$
Salaries and benefits	390	521	(131)	1,313	1,406	(93)
Professional fees	927	518	409	2,789	2,949	(160)
Other	599	360	239	1,526	835	691
General and administrative expense before stock-based compensation and depreciation [1]	1,916	1,399	517	5,628	5,190	438
Stock-based compensation	69	110	(41)	449	424	25
Depreciation and loss on disposal	2	1	1	5	5	—
Total	1,987	1,510	477	6,082	5,619	463

1 General and administrative sub-total expenses are calculated before stock-based compensation and depreciation.

General and administrative expenses were $1,987 for the three months ended December 31, 2025, an increase of $477 from $1,510 for the three months ended December 31, 2024. The increase was primarily a result of an increase in professional fees and other general and administrative expenses due to costs for the GTx-104 pre-commercial planning.

General and administrative expenses were $6,082 for the nine months ended December 31, 2025, an increase of $463 from $5,619 for the nine months ended December 31, 2024. The increase was primarily a result of an increase in other general and administrative expenses due to costs for the GTx-104 pre-commercial planning.

Change in fair value of derivative warrant liabilities

The change in the fair value of derivative warrant liabilities was attributable to expiration of the 2023 Common Warrants which expired on October 21, 2025, the 60th day after the date of the acceptance by the FDA of the NDA for the Company’s product candidate GTx-104. There is no remaining derivative warrant liability as there are no liability classified warrants outstanding as of December 31, 2025.

Interest and other income, net

Interest and other income, net was $170 and $547 for the three and nine months ended December 31, 2025, respectively, compared to $138 and $544 for the three and nine months ended December 31, 2024, respectively. The $32 and $3 increases in our interest and other income was due to increased cash and cash equivalents balances compared to the prior year periods.

Income tax benefit

For the three and nine months ended December 31, 2025, the Company did not record an income tax benefit. For the three and nine months ended December 31, 2024, the Company recorded an income tax benefit of $605 and $2,181, respectively. The period-over-period change is primarily attributable to the establishment of a partial valuation allowance against the Company’s net domestic deferred tax assets. This allowance reflects management’s determination that realization of these assets is not more likely than not at this time. No such valuation allowance was recorded in the prior period.

Liquidity and Capital Resources

Cash flows and financial condition for the nine months ended December 31, 2025 and 2024

Summary

As of December 31, 2025, cash and cash equivalents were $18,672, a net decrease of $3,461 compared to cash and cash equivalents of $22,133 at March 31, 2025.

As described below, in February 2025, we completed a private placement of our securities with certain institutional and accredited investors. Net proceeds to us were $13,705. In October 2025, we received $4,040 in gross proceeds from exercises of common warrants that were previously issued in a private placement in September 2023. We believe our existing cash and cash equivalents will be sufficient to sustain planned operations through at least 12 months from the issuance date of the unaudited condensed consolidated financial statements included with this Form 10-Q.

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

Net cash used in operating activities

Net cash used in operating activities for the nine months ended December 31, 2025 was $7,174, compared to $11,950 for the nine months ended December 31, 2024, a decrease of $4,776. The decrease in net cash used in operating activities was primarily due to a $5,892 decrease in research and development activities mainly due to completion of our GTx-104 pivotal Phase 3 STRIVE-ON trial, offset in part by an increase in general and administrative expenses of $463, change in trade and other payables of $607, and a change in fair value of derivative warrant liabilities of $322.

Net cash used in investing activities

There were no investing activities for the nine months ended December 31, 2025. Investing activities for the nine months ended December 31, 2024 were from the purchase of short-term investments of $15 offset by the maturity of short-term investments of $15.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended December 31, 2025 was from gross proceeds from common warrant exercises of $4,040, offset from the payment of stock issuance costs of $327 in connection with the 2025 Private Placement. There were no financing activities for the nine months ended December 31, 2024.

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

2023 Private Placement

In September 2023, we entered into a securities purchase agreement (the “2023 Purchase Agreement”) with certain institutional and accredited investors in connection with a private placement offering of our securities (the “2023 Private Placement”). Pursuant to the 2023 Purchase Agreement, we sold 1,951,371 Common Shares, at a purchase price of $1.848 per Common Share and pre-funded warrants (the “2023 Pre-Funded Warrants”) to purchase up to 2,106,853 Common Shares at a purchase price equal to the purchase price per Common Share less $0.0001. Each 2023 Pre-Funded Warrant is exercisable for one Common Share at an exercise price of $0.0001 per Common Share, is immediately exercisable, and will expire once exercised in full. Pursuant to the 2023 Purchase Agreement, we also issued to such institutional and accredited investors common warrants (the “2023 Common Warrants”, and together with the 2023 Pre-Funded Warrants, the “Warrants”) to purchase Common Shares, exercisable for an aggregate of 2,536,391 Common Shares. Under the terms of the 2023 Purchase Agreement, for each Common Share and each 2023 Pre-Funded Warrant issued in the 2023 Private Placement, an accompanying five-eighths (0.625) of a 2023 Common Warrant was issued to the purchaser thereof. Each whole 2023 Common Warrant is exercisable for one Common Share at an exercise price of $3.003 per Common Share, is immediately exercisable, and will expire on the earlier of (i) the 60th day after the date of the acceptance by the FDA of an NDA for our product candidate GTx-104 or (ii) five years from the date of issuance. The 2023 Private Placement closed on September 25, 2023. The net proceeds to us from the 2023 Private Placement were $7,338, after deducting fees and expenses. In October 2025, the Company received $4,040 in gross proceeds from exercises of 1,345,464 2023 Common Warrants that were issued in the 2023 Private Placement. for 1,345,464 shares of Common Stock. The remaining 1,190,927 2023 Common Warrants issued in the 2023 Private Placement have expired on October 21, 2025 in accordance with the terms of the common warrants as the 60th day after the FDA’s acceptance for review of our NDA for GTx-104 has passed.

Contractual Obligations and Commitments

Our contractual obligations and commitments primarily include trade payables, CMO and CRO agreements.

Research and development contracts and contract research organizations agreements

We utilize CMOs for the development and production of clinical materials, and CROs to perform services related to our clinical trials. Pursuant to the agreements with CMOs and CROs, we have either the right to terminate the agreements without penalties or under certain penalty conditions. As of December 31, 2025, the Company has $185 of commitments to CMOs and no commitments to CROs for the next twelve months.

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

Critical Accounting Policies

During the three months ended December 31, 2025, there were no material changes to our critical accounting policies from those described in our Annual Report for the year ended March 31, 2025.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.
Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures within the meaning of Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon this evaluation, our management has concluded that, as of December 31, 2025, our existing disclosure controls and procedures were effective. It should be noted that while our Chief Executive Officer and Principal Financial Officer believe that our disclosure controls and procedures provide a reasonable level of assurance that they are effective, they do not expect the disclosure controls and procedures to be capable of preventing all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met.

Changes in Internal Control over Financial Reporting

No changes were made to our internal controls over financial reporting that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.
Legal Proceedings

In the ordinary course of business, we are at times subject to various legal proceedings and disputes. We assess our liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that we will incur a loss and the amount of the loss can be reasonably estimated, we record a liability in our unaudited condensed consolidated financial statements. These legal contingencies may be adjusted to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of loss is not estimable, we do not accrue legal contingencies. While the outcome of legal proceedings is inherently uncertain, based on information currently available, no reserves have been accrued at December 31, 2025. However, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to our financial position, results of operations, or cash flows. We are not currently a party to any legal proceedings that, in the opinion of management, are likely to have a material adverse effect on our business.

Item 1A.
Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.
Defaults upon Senior Securities

None.

Item 4.
Mine Safety Disclosures

Not applicable.

Item 5.
Other Information

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

10.1†
Amendment No. 1 to Letter Agreement by and between Prashant Kohli and the Company, dated November 12, 2025 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Commission on November 13, 2025)

10.2†
Letter Agreement by and between Robert J. DelAversano and the Company, dated November 12, 2025 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Commission on November 13, 2025)

10.3†
Letter Agreement by and between Amresh Kumar and the Company, dated November 12, 2025 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Commission on November 13, 2025)

10.4†
Letter Agreement by and between Carrie D’Andrea and the Company, dated November 12, 2025 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the Commission on November 13, 2025)

10.5†
Letter Agreement by and between R. Loch Macdonald and the Company, dated November 12, 2025 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the Commission on November 13, 2025)

10.6†	Amendment No. 2 to Letter Agreement by and between Prashant Kohli and the Company, dated January 10, 2026 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on January 12, 2026)

10.7†	Amendment No. 1 to Letter Agreement by and between Robert J. DelAversano and the Company, dated January 10, 2026 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on January 12, 2026)

10.8†	Amendment No. 1 to Letter Agreement by and between Amresh Kumar and the Company, dated January 10, 2026 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on January 12, 2026)

10.9†	Amendment No. 1 to Letter Agreement by and between Carrie D’Andrea and the Company, dated January 10, 2026 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Commission on January 12, 2026)

10.10†	Amendment No. 1 to Letter Agreement by and between R. Loch Macdonald and the Company, dated January 10, 2026 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Commission on January 12, 2026)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed or furnished herewith

† Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 12, 2026

GRACE THERAPEUTICS, INC.

	By:	/s/ Prashant Kohli
Name: Prashant Kohli
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Robert DelAversano
Name: Robert DelAversano
Title: Principal Financial Officer (Principal Financial Officer)