Form 10-K
period 2026-03-31
Grace Therapeutics, Inc.
filed 2026-06-18
CIK 1444192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2026

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

The aggregate market value of the voting and non-voting shares of common stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock on September 30, 2025, the last business day of its most recently completed second fiscal quarter, as reported on the Nasdaq Stock Market, was $35,051,405.

The number of outstanding shares of common stock of the registrant, par value $0.0001 per share, as of June 15, 2026, was 16,274,026.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement for its 2026 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year to which this Annual Report on Form 10-K relates, are incorporated by reference into Part III of this Annual Report on Form 10-K.

GRACE THERAPEUTICS, INC.
(Formerly ACASTI PHARMA INC.)

FORM 10-K
For the Fiscal Year Ended March 31, 2026

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

•
the potential for our drug candidates to receive exclusivity from the U.S. Food and Drug Administration (“FDA”) or regulatory approval under the Section 505(b)(2) regulatory pathway under the Federal Food, Drug and Cosmetic Act (“FDCA”);

•
our ability, plan and timing to address the items referenced in the Complete Response Letter (“CRL”) from the FDA related to GTx-104; the timing and outcome of the Type A meeting scheduled with the FDA related to GTx-104; our a resubmission of a new drug application (“NDA”) for GTx-104 under Section 505(b)(2) of the FDCA; the acceptance of such resubmission of an NDA by the FDA; and the timing and ability to receive FDA approval for marketing GTx-104;

•
the future prospects of our GTx-104 drug candidate, including but not limited to GTx-104’s potential to be administered to improve the management of hypotension in patients with aneurysmal subarachnoid hemorrhage (“aSAH”); the ability of GTx-104 to achieve a pharmacokinetic (“PK”) and safety profile similar to the oral capsule form of nimodipine; GTx-104’s potential to provide improved bioavailability; and GTx-104’s potential to achieve pharmacoeconomic benefit over the oral capsule form of nimodipine;

•
our plan to maximize the value of our de-prioritized drug candidates, GTx-102 and GTx-101, including through potential licensing or sale of those drug candidates;

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

•
we may not be able to sufficiently address the issues set forth in the FDA’s Complete Response Letter for GTx-104;

•
we may not be able to resubmit the NDA for GTx-104 in a timely manner or otherwise, or resubmission may not result in approval by the FDA;

•
our contract manufacturer may not be able to remediate the deficiencies identified during a current Good Manufacturing Practice (“cGMP”) inspection that were cited in the FDA’s Complete Response Letter for GTx-104 in a timely or satisfactory manner or demonstrate ongoing compliance with applicable regulatory requirements, including cGMP;

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

Risks Related to our Business

•
We received a Complete Response Letter from the FDA citing certain manufacturing deficiencies and other non-clinical issues, which may delay or prevent approval of GTx-104.

•
We may not achieve our publicly announced milestones on time, or at all.

•
We are heavily dependent on the success of our lead drug candidate, GTx-104.

•
We may not be able to maintain our operations and advance our research and development and if approved, commercialization of our GTx-104 lead drug candidate without additional funding.

•
We have no history of commercializing drugs, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

•
Disruptions at the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent or delay new products and services from being developed, approved, or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

•
Unfavorable global geopolitical events and economic conditions, including military conflicts and trade tensions between the U.S. and its global trading partners, including China, could adversely affect our business, financial condition or results of operations, including conduct of our clinical trials and our manufacturing activities.

•
We may not be able to maximize value from our de-prioritized drug candidates, GTx-102 and GTx-101, through either out-licensing or sale.

Risks Related to Development, Testing and Commercialization of Our Products

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

•
Our commercial success depends upon attaining significant market acceptance of our drug candidates and drug products, if approved, among physicians, nurses, pharmacists, patients, the medical community, and third-party payors.

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

•
We could incur substantial costs and disruption to our business and delays in the launch of our drug candidates if our competitors and/or collaborators bring legal action against us, which could harm our business and operating results.

•
We are subject to numerous complex regulatory requirements and failure to comply with these regulations, or the cost of compliance with these regulations, may harm our business, or subject us to civil or criminal proceedings, investigations, or penalties and may limit our ability to commercialize our products.

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

Risks Related to Our Dependence on Third Parties

•
If our current CMO is unable to timely resolve the deficiencies identified by the FDA in the CRL related to GTx‑104, we may be required to engage an alternative manufacturer, which could result in significant delays, increased costs, or our inability to obtain regulatory approval or commercialize GTx‑104 at all.

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

Our therapeutic pipeline consists of three unique clinical-stage drug candidates supported by an intellectual property portfolio of more than 79 granted and pending patents in various jurisdictions worldwide. These drug candidates aim to improve clinical outcomes in the treatment of rare and orphan diseases by applying proprietary formulation and drug delivery technologies to existing pharmaceutical compounds to achieve improvements over the current standard of care, or to provide treatment for diseases with no currently approved therapies.

The existing well understood efficacy and safety profiles of these marketed compounds provide the opportunity for us to utilize the Section 505(b)(2) regulatory pathway under the Federal Food, Drug and Cosmetic Act (“FDCA”) for the development of our reformulated versions of these drugs and therefore may provide a potentially shorter path to regulatory approval. Under Section 505(b)(2), if sufficient support of a product’s safety and efficacy either through previous FDA experience or sufficiently within the existing and accepted scientific literature, can be established, it may eliminate the need to conduct some of the pre-clinical studies and clinical trials that new drug candidates might otherwise require.

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

Our management team possesses significant experience in drug formulation, drug delivery research and development, manufacturing, regulatory affairs, business development, as well as late-stage drug development and commercialization. Importantly, our team is comprised of industry professionals with deep expertise and knowledge, including a world-renowned practicing neurosurgeon-scientist and respected authority in aneurysmal subarachnoid hemorrhage, as well as product development, chemistry, manufacturing and controls (“CMC”), planning, implementation, management, and drug commercialization.

Our Pipeline

•
GTx-104 is a clinical stage, novel, injectable formulation of nimodipine being developed for IV infusion in aSAH patients to address significant unmet medical needs. The unique nanoparticle technology of GTx-104 facilitates aqueous formulation of insoluble nimodipine for a standard peripheral IV infusion. GTx-104 provides a convenient IV delivery of nimodipine in the Intensive Care Unit potentially eliminating the need for nasogastric tube administration in unconscious or dysphagic patients. Intravenous delivery of GTx-104 also has the potential to lower food effects, drug-to-drug interactions, and eliminate potential dosing errors. Further, GTx-104 has the potential to better manage hypotension in aSAH patients. GTx-104 has been administered in over 200 patients and healthy volunteers and was well tolerated with significantly lower inter- and intra-subject pharmacokinetic variability compared to nimodipine oral capsules.

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

•
GTx-101 is a topical bio adhesive film-forming bupivacaine spray for Postherpetic Neuralgia (“PHN”), which can be persistent and often causes debilitating pain following infection by the shingles virus. Four single-dose Phase 1 trials to evaluate the PK, safety, dose proportionality and tolerability of GTx-101 have been performed. In these trials, no serious adverse events were reported and GTx-101 was well tolerated. We believe that GTx-101 could be administered to patients with PHN to treat pain associated with the disease.

•
In May 2023, we implemented a strategic realignment plan that resulted in engaging a new management team, streamlining our research and development activities, and greatly reducing our workforce. Following the realignment, we are concentrating on the development of our lead product candidate GTx-104. In June 2026, we decided to not resume internal development funding for GTx-102 or GTx-101 under our current operating plan.

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

Unmet Needs with Oral Nimodipine

Nimodipine was granted FDA approval in 1988 and is the only approved drug that has been clinically shown to improve neurological outcomes in aSAH patients. It is only available in the United States as a generic oral capsule, generic oral liquid solution and as a branded oral liquid solution called NYMALIZE™, which is manufactured and sold by Arbor Pharmaceuticals (acquired in September 2021 by Azurity Pharmaceuticals). Nimodipine has poor water solubility and high permeability characteristics because of its high lipophilicity. Additionally, orally administered nimodipine has dose-limiting side-effects such as hypotension, poor absorption and low bioavailability resulting from high first-pass metabolism, and a narrow administration window as food effects lower bioavailability significantly. Due to these issues, blood levels of orally administered nimodipine can be highly variable, making it difficult to manage blood pressure in aSAH patients, often leading to frequent dose interruptions. Nimodipine capsules are also difficult to administer, particularly to unconscious patients or those with impaired ability to swallow, while the oral liquid solution has tolerability challenges due to solubility limitations of nimodipine.

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

•
A patented formulation that uses non-ionic surfactant micelles as the drug carrier to solubilize nimodipine

•
Simple to prepare in a pharmacy and stable at room temperature

Value Proposition

GTx-104 provides a convenient IV delivery of nimodipine in the Intensive Care Unit potentially eliminating the need for nasogastric tube administration in unconscious or dysphagic patients. Intravenous delivery of GTx-104 also has the potential to lower food effects, drug-to-drug interactions, and eliminate potential dosing errors. Further, GTx-104 has the potential to better manage hypotension in aSAH patients. GTx-104 has been administered in over 200 patients and healthy volunteers and was well tolerated with significantly lower inter- and intra-subject pharmacokinetic variability compared to nimodipine oral capsules.

GTx-104 is designed to address significant unmet medical needs for patients with aSAH. We believe that with this novel nimodipine IV formulation may offer a potential value to physicians, hospitals, and their patients.

GTx-104 Market Opportunity

Approximately 42,500 patients in the United States are affected by aSAH per year. Company sponsored third party market research including claims analysis suggests that incidence may be as high as approximately 70,000 in the United States. Outside of the United States, annual cases of aSAH are estimated at approximately 60,000 in the European Union, and approximately 150,000 in China.

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

Clinical Data

Pivotal Phase 3 STRIVE-ON Randomized Safety Trial

The STRIVE-ON trial was a prospective, randomized open-label trial of GTx-104 compared with nimodipine oral capsules in patients hospitalized with aSAH. 50 patients were administered GTx-104 and 52 patients received nimodipine oral capsules. The primary endpoint was the number of patients with at least one episode of clinically significant hypotension reasonably considered to be caused by the drug, and additional endpoints included safety, clinical, and pharmacoeconomic outcomes. Each patient was evaluated for up to 90 days inclusive of the 21-day treatment period. There was a higher proportion of the most severe cases of aSAH (Hunt & Hess Grade V) with the worst prognosis in the GTx-104 arm (8%) compared to the nimodipine oral capsule arm (2%).

GTx-104 STRIVE-ON Phase 3 Pivotal Safety Trial Design

STRIVE-ON

Trial complete and reported topline data in January 2025

STRIVE-ON (NCT05995405) is a ~*100-patient prospective*, open-label, randomized (1:1 ratio), parallel group trial of GTx-104 compared with nimodipine oral capsules in patients hospitalized for aSAH

Onset of aSAH →

Screening Period
(within 96 hours of aSAH onset) →

- Informed Consent
- Inclusion/exclusion

Treatment Period →

Day 1

- Randomize
- Initiate investigational product

Day 2-21

- Hypotension events
- Relative dose intensity
- Safety

Follow up Period

Day 30 and Day 90

- Adverse events
- Functional outcomes (mRS)
- Pharmacoeconomic outcomes

Primary Endpoint

Incidence of subjects with at least one episode of clinically significant hypotension

mRS: modified Rankin Scale

grace THERAPEUTICS

On September 25, 2024, we announced the completion of enrollment in our Phase 3 STRIVE-ON trial for GTx-104. On February 10, 2025, we announced the trial met its primary endpoint and provided evidence of clinical benefit for GTx-104 compared to nimodipine oral capsules. Patients receiving GTx-104 were observed to have a 19% reduction in at least one incidence of clinically significant hypotension compared to nimodipine oral capsules (28% versus 35%). Other measures also favored or were comparable to GTx-104, including:

•
54% of patients who received GTx-104 had a relative dose intensity of 95% or higher of the prescribed dose compared to only 8% on nimodipine oral capsules.

•
29% relative increase in the number of patients receiving GTx-104 compared to nimodipine oral capsules with favorable outcomes at 90 days follow up on the modified Rankin scale. Quality of life as measured by EQ-5D-3L also favored patients receiving GTx-104 versus nimodipine oral capsules.

•
Fewer intensive care unit (ICU) readmissions, ICU days, and ventilator days for patients receiving GTx-104 versus nimodipine oral capsules.

•
Adverse events were comparable between the two arms and no new safety issues were identified with patients receiving GTx-104. All deaths in both arms of the trial were due to severity of the patient’s underlying disease. There were eight deaths on the GTx-104 arm compared to four deaths on the nimodipine oral capsule arm. The survival status of one patient on the nimodipine oral capsule arm was unknown. No deaths were determined to be related to GTx-104 or nimodipine oral capsules.

Furthermore, pharmacoeconomic measures favored the use of GTx-104 for patients with aSAH.

Pharmacoeconomics

STRIVE-ON

Major patient resource utilization drivers in aSAH favor GTx-104

	GTx-104 (N = 50) n*			Nimodipine Oral Capsules (N = 52) n*		
	Day 1	Day 14	% change	Day 1	Day 14	% change
Mechanical Ventilation	14	1	-93%	12	7	-42%
External Ventricular Drain	32	10	-69%	35	17	-51%
Deep Sedation	5	1	-80%	8	5	-38%
Comatose	4	0	-100%	5	2	-60%

* Excludes patients that died before Day 14 for this analysis.

Trial not statistically powered for hypothesis testing and comparisons between treatment arms grace THERAPEUTICS

We believe these data validate the GTx-104 value proposition. If approved, GTx-104 has the potential to address significant challenges with oral nimodipine administration and may transform the standard of care for patients with aSAH.

In April 2026, an abstract highlighting the results from our STRIVE-ON Phase 3 Safety Trial was presented at the 2026 American Academy of Neurology (AAN) annual meeting in Chicago, IL. The AAN is a leading voice in brain health, and the world’s largest association of neurologists and neuroscience professionals with 44,000+ members. In September 2025, results from the STRIVE-ON trial were presented at the 2025 Neurocritical Care Society annual meeting, held in Montreal, Quebec, Canada. The Neurocritical Care Society is the only professional society representing multi-disciplinary teams of neurocritical care providers around the world whose mission is to improve outcomes for patients with life-threatening neurological illnesses.

GTx-104 Phase 1 PK Trial

In September 2021, we initiated our pivotal pharmacokinetic (“PK”) bridging trial to evaluate the relative bioavailability of GTx-104 compared to currently marketed nimodipine oral capsules in approximately 50 healthy subjects. This PK trial established the 505(b)(2) regulatory pathway for GTx-104.

Final results from this pivotal PK trial were reported in May 2022, and showed that the bioavailability of GTx-104 compared favorably with nimodipine oral capsules in all subjects, and no serious adverse events were observed for GTx-104.

All endpoints indicated that statistically there was no difference in exposures between GTx-104 and nimodipine oral capsules over the defined time periods for both maximum exposure and total exposure. Plasma concentrations obtained following IV administration showed significantly less variability between subjects as compared to nimodipine oral capsules because IV administration is not as sensitive to some of the physiological processes that affect oral administration, such as taking the drug with and without meals, variable gastrointestinal transit time, variable drug uptake from the gastrointestinal tract into the systemic circulation, and variable hepatic blood flow and hepatic first pass metabolism. Previous studies have shown these processes significantly affect the oral bioavailability of nimodipine, and therefore cause oral administration to be prone to larger inter- and intra-subject variability.

The bioavailability of nimodipine oral capsules observed was only approximately 7% compared to 100% for GTx-104. Consequently, about one-twelfth of the amount of nimodipine is delivered with GTx-104 to achieve comparable PKs as with nimodipine oral capsules. This data is presented in the chart below.

Phase 1 Trial Established Scientific Bridge between GTx-104 and Oral Nimodipine

Trial met all primary and secondary endpoints; enabling the 505(b)2 regulatory pathway

GTx-104

Consistent and ***predictable*** plasma concentrations

Observed ***lower dose*** variability relative to oral capsule

GTx-104 IV infusion vs Oral Capsule:
AUC Day 3 0-24hr
AUC day-3 0-24hour
1000
900
800
700
600
500
400
300
200
100
0
GTx-104
Oral Capsule

Source: GTx-104-002 CSR; results announced May 2022

grace THERAPEUTICS

GTx-104-002 Phase 1: Results

Established pharmacokinetic bridge with oral nimodipine capsules

	GTx-104 (IV)	Nimodipine Capsules	90% Confidence Limits (%)	
		Mean Plasma Nimodipine Concentration		
PK Parameters	Geometric Mean	Geometric Mean	Lower	Upper
$C_{max\ Day\_1\ 0\text{-}4\ hr}$ (ng/mL)	63.1	68.6	81.7	103.6
$AUC_{Day\_3\ 0\text{-}24hr}$ (ng.h/mL)	491.6	462.6	99.3	114.0
F (%) fraction of drug	100%	7.2%	-	-

GTx-104 equivalent at ~1/12th oral dose (27.6 mg/day of IV vs. 360 mg/day of oral)

GTx-104 is 100% bioavailable vs. 7.20% for oral

Source: GTx-104-002 CSR; results announced May 2022

grace THERAPEUTICS

Regulatory

In April 2025, we announced details of a Type C written meeting response with the FDA. The purpose of this meeting was to obtain feedback on the completed Phase 3 STRIVE-ON safety trial of GTx-104 and our planned NDA submission, including clinical, non-clinical, and CMC requirements.

In June 2025, we submitted to the FDA an NDA for GTx-104 for the treatment of aSAH, which was accepted for review by the FDA in August 2025 with an April 23, 2026, Prescription Drug User Fee Act (“PDUFA”) target date for completing FDA’s review of our submission. The NDA included clinical results from our STRIVE-ON trial for GTx-104.

In April 2026, we announced the FDA had issued a CRL in response to our NDA submission for GTx-104. In the CRL, the FDA referenced certain items in the CMC and non-clinical sections of the application, which we believe can be addressed in a resubmission of the NDA. The cited items relate to additional leachable data time points for commercial product, non-clinical product toxicology risk assessments, and cGMP deficiencies at our CMO. The CRL did not raise any issues with respect to the safety or efficacy of GTx-104. A Type A meeting with the FDA has been scheduled to potentially clarify the path forward and determine the appropriate next steps. We expect to provide a regulatory update after the receipt of official meeting minutes.

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

Market Opportunity

According to a third-party report we commissioned in 2018, A-T affects approximately 4,300 patients per year in the United States and has a potential total addressable market of $150 million, based on the number of treatable patients in the United States.

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

GTx-102 update

As previously disclosed, in May 2023 we made a strategic decision to defer clinical development of GTx-102 to prioritize resources toward GTx-104 and its advancement toward an NDA filing.

In June 2026, following continued evaluation of strategic priorities and focus on GTx-104, we determined we will not resume internal development funding for GTx-102 under our current operating plan. Accordingly, we determined that the remaining carrying value of the GTx-102 IPR&D asset is no longer recoverable on an internal-development basis.

As of March 31, 2026, the remaining capitalized carrying value of GTx-102 was $9.2 million. We expect to recognize an impairment charge for the full remaining carrying value in the first quarter of fiscal year 2027.

Consistent with our stated position since 2023, we retain all intellectual property and patent rights associated with GTx-102 and continue to evaluate business development opportunities, including out-licensing, partnerships, or non-dilutive arrangements, that would enable advancement of the program without requiring our direct capital investment. We continue to believe GTx-102 may provide significant value through such a transaction. There can be no assurance that any such transaction will be completed on favorable terms or at all.

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

GTx-101 update

As previously disclosed, in May 2023 we made a strategic decision to defer clinical development of GTx-101 to prioritize resources toward GTx-104 and our advancement toward an NDA filing.

In June 2026, following continued evaluation of strategic priorities and focus on GTx-104, we determined we will not resume internal development funding for GTx-101 under our current operating plan. Accordingly, we determined that the remaining carrying value of the GTx-101 IPR&D asset is no longer recoverable on an internal-development basis.

As of March 31, 2026, the remaining capitalized carrying value of GTx-101 was $4.3 million. We expect to recognize an impairment charge for the full remaining carrying value in the first quarter of fiscal year 2027.

Consistent with our stated position since 2023, we retain all intellectual property and patent rights associated with GTx-101 and continues to evaluate business development opportunities, including out-licensing, partnerships, or non-dilutive arrangements, that would enable advancement of the program without requiring our direct capital investment. We continue to believe GTx-101 may provide significant value through such a transaction. There can be no assurance that any such transaction will be completed on favorable terms or at all.

Commercialization Strategy

We have worldwide commercialization rights for all our pipeline drug candidates and plan to maximize the value of each of our drug candidates over time. If we receive regulatory approval for GTx-104 in the U.S., we plan to commercialize GTx-104 with a highly experienced and targeted hospital-based sales force. We may further seek commercial partnerships to fully exploit the market potential of GTx-104 in territories outside the U.S. We do not plan to resume internal development funding for GTx-102 or GTx-101 under our current operating plan. It is possible that we out-license or sell GTx-102 and/or GTx-101 for the U.S. and/or global markets.

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

We work with independent consultants to perform periodic quality audits of our manufacturers to review the manufacturing process for our drug candidates and to provide input on quality issues. All lots of the drug substance and drug product used in clinical supply are manufactured under current good manufacturing practices. We plan to continue to rely upon CMOs to manufacture clinical and commercial quantities if a product is approved. We have development agreements in place with these CMOs and we have personnel with pharmaceutical development and manufacturing experience who are responsible for the relationships with our CMOs. In April 2026, we received a CRL from the FDA in response to our NDA for GTx‑104 identifying certain cGMP deficiencies at our current CMO. Our ability to obtain regulatory approval for GTx‑104 is dependent, in significant part, on our CMO’s ability to timely and satisfactorily remediate the deficiencies identified in the CRL and demonstrate ongoing compliance with applicable regulatory requirements, including cGMP. For additional information regarding risks related to our use of third-party CMOs, please see the risk factors captioned “If our current CMO is unable to timely resolve the deficiencies identified by the FDA in its CRL for GTx‑104, we may be required to engage an alternative replacement manufacturer, which could result in significant delays, increased costs, or our inability to obtain regulatory approval or commercialize GTx‑104 at all.” and “We rely on third parties to manufacture commercial and clinical supplies of our drug candidates, and we intend to rely on third parties to manufacture commercial supplies of any approved drug products. The commercialization of any of our drug products could be stopped, delayed, or made less profitable if those third parties fail to provide us with sufficient quantities of active pharmaceutical ingredients, excipients, or drug products, or fail to do so at acceptable quality levels or prices or fail to maintain or achieve satisfactory regulatory compliance.”

Intellectual Property Portfolio

We have a multi-layered intellectual property protection strategy, which we believe will create barriers to entry and solidify our position in the market. All of our clinical pipeline drug candidates have received orphan status designation from the FDA, which could result in 7 years of marketing exclusivity in the United States. Orphan status in Europe could result in 10 years of final marketing exclusivity. Such marketing exclusivity is dependent on the candidates receiving final marketing authorizations from the applicable government agencies, and the conditions for receiving such marketing exclusivity. In addition, we protect our drug candidates through a well-defined patent filing strategy. Our patent estate includes 79 granted and pending applications in various global jurisdictions, including 10 U.S. issued patents and 3 pending U.S. patent applications. We believe that our intellectual property portfolio, consisting primarily of composition and method-of-use patents, will protect the market value of our products by extending exclusivity beyond what is granted through the orphan designation. We intend to continue to build our patent portfolio by filing for patent protection on new developments with respect to our product candidates. We expect that these patents will, if and when issued, will be listable in the US FDA Orange Book: Approved Drug Products with Therapeutic Equivalence, to which potential competitors will be required to certify upon submission of their applications referencing our drug products, if approved.

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

Individual patents extend for varying periods depending on the date of filing or the date of issuance, and the legal term of patents in the countries in which they are obtained. Generally, utility patents issued for applications filed in the United States are granted a term of 20 years from the earliest effective filing date of a non-provisional patent application. In addition, in certain instances, a patent term can be extended to recapture a portion of the U.S. Patent and Trademark Office delay in issuing the patent as well as a portion of the term effectively lost as a result of the FDA regulatory review period. However, as to the FDA component, the restoration period cannot be longer than 5 years and the total patent term including the restoration period must not exceed 14 years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law but typically is also 20 years from the earliest effective filing date. The actual protection afforded by a patent may vary on a product-by-product basis from country to country and can depend upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

We have numerous issued U.S. patents and pending U.S. patent applications, as well as issued patents and patenting patent applications in other jurisdictions. Eight patents for GTx-104 have been granted in the United States. One patent for GTx-104 has been granted in each of Europe, Australia, Canada, United Kingdom, India, and Japan. One patent for GTx-101 has been granted in each of Japan, Europe, Australia, Canada, China, Mexico, United Kingdom, and India. One patent for GTx-101 has been granted in Europe, China, Mexico, Japan and South Africa. One patent for GTx-102 has been granted in each of the United States, Japan, Australia and Canada. One patent for GTx-201 has been granted in each of the United States, Japan and Korea.

Government Regulation

We are subject to extensive regulation by the FDA and other federal, state, and local regulatory agencies. The FDCA and the FDA's implementing regulations set forth, among other things, requirements for the testing, development, manufacture, quality control, safety, effectiveness, approval, labeling, storage, record-keeping, reporting, distribution, import, export, sale, advertising and promotion of our product candidates. Although we focus primarily on regulation in the U.S., because that is currently our primary focus, we may seek approval for, and market, our products candidates in other countries in the future. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the U.S., although there can be important differences.

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

The FDA may determine that a Risk Evaluation and Mitigation Strategy (“REMS”) is necessary to ensure that the benefits of a new product outweigh its risks, and the product can therefore be approved. A REMS may include various elements, ranging from a medication guide or patient package insert to limitations on who may prescribe or dispense the drug, depending on what the FDA considers necessary for the safe use of the drug. Under the Pediatric Research Equity Act, certain applications for approval must also include an assessment, generally based on clinical study data, of the safety and effectiveness of the subject drug in relevant pediatric populations. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are compliant with cGMP requirements and adequate to assure consistent production of the product within required specifications.

Once the FDA accepts an NDA submission which occurs, if at all, within 60 days after submission of the NDA –– under the current goals and policies agreed to by the FDA under the Prescription Drug User Fee Act (“PDUFA”), the FDA's standard goal for a review of an NDA is ten months from the filing decision, or six months from the filing decision for a priority application. The FDA does not always meet its PDUFA goal dates, and in certain circumstances, the PDUFA goal date may be extended by FDA requests for additional information, studies, or clarification. After reviewing an NDA and the facilities where the product is manufactured, the FDA either issues an approval letter or a complete response letter (“CRL”) outlining the deficiencies in the submission. The CRL may require additional testing or information, including additional preclinical or clinical data. Even if such additional information and data are submitted, the FDA may decide the NDA still does not meet the standards for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than the sponsor. As discussed elsewhere in this Annual Report on Form 10-K, on April 23, 2026, we received a CRL in response to our NDA for GTx-104 referencing certain items in the chemistry, manufacturing, and controls and non-clinical sections of the application, which we believe we can address in a potential resubmission of the NDA. If, and when, those deficiencies have been addressed to the FDA’s satisfaction in a potential resubmission of an NDA, the FDA may issue an approval letter.

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

Good Manufacturing Practices. Companies engaged in manufacturing drug products, or their components, must comply with applicable cGMP requirements and product-specific regulations enforced by the FDA and other regulatory agencies. Compliance with cGMP includes adhering to requirements relating to organization and training of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, quality control and quality assurance, packaging and labeling controls, holding and distribution, laboratory controls, and records and reports. The FDA regulates and inspects equipment, facilities, and processes used in manufacturing pharmaceutical products prior to approval. If, after receiving approval, a company makes a material change in manufacturing equipment, location, or process (all of which are, to some degree, incorporated in the NDA), additional regulatory review and approval may be required. The FDA also conducts regular, periodic visits to re-inspect equipment, facilities, and processes following the initial approval of a product. Failure to comply with applicable cGMP requirements and conditions of product approval may lead the FDA to take enforcement action or seek sanctions, including fines, issuance of warning letters, civil penalties, injunctions, suspension of manufacturing operations, operating restrictions, withdrawal of FDA approval, seizure or recall of products, and criminal prosecution. Although we periodically monitor the FDA compliance of our third-party manufacturers, we cannot be certain that our present or future third-party manufacturers will consistently comply with cGMP and other applicable FDA regulatory requirements.

Advertising and Promotion. The FDA and other federal regulatory agencies closely regulate the marketing and promotion of drugs through, among other things, standards and regulations for direct-to-consumer advertising, advertising and promotion to healthcare professionals, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet. A product cannot be commercially promoted before it is approved. After approval, product promotion can include only those claims relating to safety and effectiveness that are consistent with the labeling approved by the FDA. Healthcare providers are permitted to prescribe drugs for "off-label" uses –– that is, uses not approved by the FDA and not described in the product's labeling –– because the FDA does not regulate the practice of medicine. However, FDA regulations impose restrictions on manufacturers' communications regarding off-label uses. Broadly speaking, a manufacturer may not promote a drug for off-label use, but under certain conditions may engage in non-promotional, balanced, scientific communication regarding off-label use. In addition to FDA restrictions on the marketing of pharmaceutical products, state and federal fraud and abuse laws have been applied to restrict certain marketing practices in the pharmaceutical industry. Failure to comply with applicable FDA requirements and restrictions in this area may subject a company to adverse publicity and enforcement action by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services (“HHS”), as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the way a company promotes or distributes a drug.

Other Requirements. NDA holders must comply with other regulatory requirements, including submitting annual reports, reporting information about adverse drug experiences, and maintaining certain records.

Additionally, on December 20, 2019, the Further Consolidated Appropriations Act for 2020 was signed into law, which includes bipartisan legislation called the Creating and Restoring Equal Access to Equivalent Samples Act of 2019 or the “CREATES Act.” The CREATES Act aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products to deny generic product developers access to samples of brand products. Because generic product developers need samples to conduct certain comparative testing required by the FDA, some have attributed the inability to timely obtain samples as a cause of delay in the entry of generic products. To remedy this concern, the CREATES Act establishes a private cause of action that permits a generic product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.”

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

A product that is not an NCE (i.e., the active moiety has been previously approved) may qualify for a three-year period of exclusivity if the NDA, including a 505(b)(2), application contains new clinical data — other than bioavailability studies — derived from studies conducted by or for the sponsor that were necessary for approval. In that instance, the exclusivity period does not preclude filing or review of an ANDA or 505(b)(2) application; rather, the FDA is precluded from granting final approval to the ANDA or 505(b)(2) application until three years after approval of the RLD. Additionally, the exclusivity applies only to the conditions of approval that require submission of the clinical data.

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

Other Exclusivities

Pediatric Exclusivity. Section 505A of the FDCA provides for a six-month extension of exclusivity or patent protection if an NDA sponsor submits pediatric data that fairly responds to a written request from the FDA for such data. The data does not need to show that the product is effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA's written request, additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by FDA within the statutory time limits, whatever existing statutory or regulatory periods of exclusivity or Orange Book listed patent protection that cover the drug are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve an ANDA or 505(b)(2) application owing to regulatory exclusivity or listed patents. When any product candidate is approved, we will evaluate seeking pediatric exclusivity as appropriate.

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

U.S. Healthcare Reform

The Patient Protection and Affordable Care Act, as amended (the "Affordable Care Act"), is a sweeping measure to expand healthcare coverage within the U.S., primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program. This law substantially changed the way healthcare is financed by both governmental and private insurers and significantly impacts the pharmaceutical industry. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, benefits for patients, rules regarding prescription drug benefits under the health insurance exchanges, changes to the Medicaid Drug Rebate program, expansion of the Public Health Service Act's 340B drug pricing program (340B Program), fraud and abuse, and enforcement. These changes impact existing government healthcare programs and have resulted in the development of new programs, including Medicare payment for performance initiatives.

Certain provisions of the Affordable Care Act have been subject to judicial challenges, as well as efforts to modify them or to alter their interpretation and implementation.

It is unclear how efforts to modify or invalidate the Affordable Care Act or its implementing regulations, or portions thereof, will affect the Affordable Care Act or our business.

Legislative changes relating to reimbursement have been adopted in the U.S. since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reductions. In concert with subsequent legislation, this has resulted in aggregate reductions to Medicare payments to providers. Under current legislation, sequestration is currently set at 2%. As long as these cuts remain in effect, they could adversely impact payment for any products we may commercialize in the future.

Further, the Inflation Reduction Act (the “IRA”), among other things, established a Medicare Part B and Part D inflation rebate scheme, under which, generally, manufacturers owe rebates if the average sales price of certain Part B drugs or annual average manufacturer price of certain covered Part D drugs increases faster than the pace of inflation. The IRA also created a drug price negotiation program under which the prices for certain Medicare units of certain high Medicare spend drugs and biologics without generic or biosimilar competition are capped by reference to, among other things, a specified non-federal average manufacturer price, starting in 2026. The program excludes drugs with an orphan drug designation that are not approved for any indications unrelated to that designation. The IRA further made several changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs, and replacement of the coverage gap discount program with a new manufacturer discount program that began in 2025.

Additionally, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBA”) was signed into law. The OBBBA is projected to decrease federal health care spending by approximately $1 trillion by reducing Medicaid spending and enrollment and making changes to federal Medicare spending. The law also made changes to Affordable Care Act marketplace enrollment that are projected to decrease the number of individuals with marketplace coverage.

Additional legislative changes, regulatory changes, or guidance could be adopted, which may impact the marketing approvals and reimbursement for our product candidates. For example, there has been increasing legislative, regulatory, and enforcement interest in the United States with respect to drug pricing practices, and there has been recent interest in incorporating so-called Most Favored Nation pricing into the U.S. healthcare system, under which prices for drugs in the United States could be tied to foreign reference prices through a mechanism that is not yet defined. There have been several Congressional inquiries and proposed and enacted federal and state legislation and regulatory initiatives designed to, among other things, bring more transparency to product pricing, evaluate the relationship between pricing and manufacturer patient programs, and reform government healthcare program reimbursement methodologies for drug products. If healthcare policies or reforms intended to curb healthcare costs are adopted or if we experience negative publicity with respect to pricing of our products, if approved, or the pricing of pharmaceutical drugs generally, the prices that we charge for any approved products may be limited, our commercial opportunity may be limited and/or our revenues from sales of our products, if approved, may be negatively impacted.

Healthcare Privacy Laws

 We may be subject to laws and regulations covering data privacy and the protection of health-related and other personal information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business. Numerous federal and state laws and regulations, including state security breach notification laws, state health information and/or privacy laws and federal and state consumer protection laws and consumer privacy laws, govern the collection, use, disclosure, and protection of personal information. Such laws and regulations include the Health Insurance Portability and Accountability Act of 1996, the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations (collectively, “HIPAA”), Section 5 of the Federal Trade Commission Act (the “FTC Act”), and the California Consumer Privacy Act, as amended by the California Privacy Rights Act (the “CCPA”). Other jurisdictions have enacted or proposed legislation and/or regulations similar to the CCPA. Health-specific consumer privacy laws were also passed in multiple states. Many of these laws differ from each other in significant ways and have different effects. Many of the state laws enable a state attorney general or other regulator to bring actions and provide private rights of action to consumers as enforcement mechanisms. There is also heightened sensitivity around certain types of health data, which may be subject to additional protection.

HIPAA also imposes requirements relating to the privacy, security and transmission of individually identifiable health information. HIPAA imposes privacy and security obligations on covered entity health care providers, health plans, and health care clearinghouses, as well as their “business associates” (i.e., certain persons or entities that create, receive, maintain, or transmit protected health information in connection with providing a specified service or performing a function on behalf of a covered entity). HIPAA has four tiers of civil monetary penalties and grants state attorneys enforcement authority. The Department of Justice also may impose criminal penalties. Additionally, certain states have adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA.

Although we are not directly subject to the privacy, security, and transmission requirements of HIPAA, other than potentially with respect to providing certain employee benefits, we may obtain health information from third parties that are subject to privacy and security requirements under HIPAA, and other privacy and data security and consumer protection laws, and we could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly receive individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA, and could also potentially be subject to other civil and/or criminal penalties if we obtain, use or disclose information in a manner not permitted by other privacy and data security and consumer protection laws.

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

In order to secure coverage and reimbursement for any products, if approved, we may need to conduct expensive pharmacoeconomic studies to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costly studies required to obtain FDA or other comparable regulatory approvals. Even if we conduct pharmacoeconomic studies, our products, if approved, may not be considered medically necessary or cost-effective by payors. Further, a payor’s decision to provide coverage for a product does not guarantee that an adequate reimbursement rate will be set, including as commercial payors may establish different rates for different health care providers.

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

HRSA issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that are found to have knowingly and intentionally overcharged covered entities, which became effective on January 1, 2019. It is not fully clear how the government will apply its enforcement authority under the regulation. Manufacturers also are required to report 340B ceiling prices to HRSA on a quarterly basis, and HRSA then publishes them to covered entities. Moreover, under a final regulation effective January 13, 2021, HRSA established an administrative dispute resolution (“ADR”) process for claims by covered entities that a manufacturer has engaged in overcharging, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that could be appealed in federal court. HRSA issued a final rule, effective June 2024, that modified aspects of the ADR process, which could impact the procedures that are used to determine whether a manufacturer owes additional 340B discounts. An ADR proceeding could subject a manufacturer to onerous procedural requirements and result in additional liability.

Manufacturers are required to report the average sales price for certain products paid for under Medicare Part B. Manufacturers calculate the average sales price based on a statutorily defined formula as well as regulations and interpretations of the statute by CMS. CMS may use these submissions to determine payment rates for drugs under Medicare Part B. Since 2023, manufacturers must pay refunds to Medicare for single source drugs or biologics, or biosimilar biological products, reimbursed under Medicare Part B and packaged in single-dose containers or single-use packages, for units of discarded drug reimbursed by Medicare Part B in excess of ten percent of total allowed charges under Medicare Part B for that drug. Manufacturers that fail to pay refunds could be subject to civil monetary penalties of 125 percent of the refund amount. In addition, as noted previously, a manufacturer may be liable for Part B inflation rebates for utilization in quarters starting with the first quarter of 2023. Manufacturers may be liable for civil monetary penalties for violations of this program.

Statutory or regulatory changes or CMS guidance could affect the average sales price calculations for approved products and the resulting Medicare payment rate, and could negatively impact results of operations. For example, the IRA, among other things, requires the Secretary of HHS to negotiate, with respect to Medicare units and subject to a specified cap, the price of a set number of certain high Medicare spend drugs and biologicals per year with the first negotiated prices taking effect in 2026. The IRA established a Medicare Part B inflation rebate scheme, under which, generally speaking, manufacturers owe rebates if the average sales price of a Part B drug increases faster than the pace of inflation. Failure to pay a Part B inflation rebate timely is subject to a civil monetary penalty.

These or any other public policy changes could impact the market conditions for our product candidates. We further expect continued scrutiny on government price reporting and pricing more generally from Congress, agencies, and other bodies, and are seeing an increase in state interest in price reporting, transparency, and other policies to address drug pricing concerns.

In order to be eligible to have products paid for with federal funds under the Medicaid and Medicare Part B programs, as applicable, and purchased by certain federal agencies and grantees, a manufacturer is required to participate in the U.S. Department of Veterans Affairs (the “VA”) Federal Supply Schedule (“FSS”) pricing program. Under this program, the manufacturer is obligated to make its covered drugs available for procurement on an FSS contract and charge a price to four federal agencies — the VA, U.S. Department of Defense (DoD), Public Health Service and U.S. Coast Guard — that is no higher than the statutory Federal Ceiling Price (the “FCP”). The FCP is based on the non-federal average manufacturer price (“Non-FAMP”), which the manufacturer calculates and reports to the VA on a quarterly and annual basis. A manufacturer would also need to participate in the Tricare Retail Pharmacy program, under which it will pay quarterly rebates on utilization of innovator products that are dispensed through the Tricare Retail Pharmacy network to Tricare beneficiaries. The rebates are calculated as the difference between the annual Non-FAMP and FCP.

Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by the manufacturer, governmental or regulatory agencies, and the courts. Significant civil monetary penalties can be applied if a manufacturer is found to have knowingly submitted any false average manufacturer price, best price, or Non-FAMP information to the government or fails to submit the required price data on a timely basis. Such conduct also could be grounds for CMS to terminate the Medicaid drug rebate agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for covered outpatient drugs. Civil monetary penalties could also be applied if a manufacturer is found to have charged 340B covered entities more than the statutorily mandated ceiling price. In addition, claims submitted to federally-funded healthcare programs, such as Medicare and Medicaid, for drugs priced based on incorrect pricing data provided by a manufacturer can implicate the False Claims Act.

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

•
The healthcare fraud provisions under HIPAA prohibit, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors. The HIPAA fraud provisions also prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services. Violations of HIPAA fraud provisions may result in criminal, civil, and administrative penalties, fines and damages, including exclusion from participation in federal healthcare programs.

•
The majority of states, as well as many of the non-US jurisdictions where we may operate, also have statutes or regulations similar to the federal anti-kickback and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Several states now require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products in those states and to report gifts and payments to individual health care providers in those states. Some of these states also prohibit certain marketing-related activities including the provision of gifts, meals, or other items to certain health care providers. Other states have laws requiring pharmaceutical sales representatives to be registered or licensed, and still others impose limits on co-pay assistance that pharmaceutical companies can offer to patients. In addition, several states require pharmaceutical companies to implement compliance programs or marketing codes.

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

Human Capital Resources

As of March 31, 2026, we had a total of five full-time employees, all of whom are located in the United States. Our employees have significant prior experience within the pharmaceutical, and biotech industries. We continue to focus on building a high performing organization through our emphasis on accountability for results as measured by our performance development process. To help ensure that employees fully understand our long-term strategy, and how their work contributes to our success, we utilize a variety of channels to facilitate open and direct communication, including: regular calls with all employees, and ongoing update communications as needed.

Corporate Structure

We were incorporated on February 1, 2002 under Part 1A of the Companies Act (Québec) under the name “9113-0310 Québec Inc.” On August 7, 2008, pursuant to a Certificate of Amendment, we changed our name to “Acasti Pharma, Inc.” We became a reporting issuer in the Province of Québec on November 17, 2008. On February 14, 2011, the Business Corporations Act (Québec) came into effect and replaced the Companies Act (Québec). On August 27, 2021, Acasti Pharma, Inc. completed its acquisition of Grace Therapeutics Inc., a privately held emerging biopharmaceutical company focused on developing innovative drug delivery technologies for the treatment of rare and orphan diseases via a merger. Following completion of the merger, Grace Therapeutics Inc. became our wholly owned subsidiary and was renamed Acasti Pharma U.S. Inc.

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

Item 1A.
Risk Factors

Risks Factors Relating to our Business

We received a Complete Response Letter (CRL) from the FDA citing certain manufacturing deficiencies and other non-clinical issues, which may delay or prevent approval of GTx-104.

In April 2026, we received a CRL from the FDA in response to our NDA for GTx-104. The CRL referenced certain items related to the CMC and other non-clinical sections of the application, including items related to additional leachable data time points for commercial product, non-clinical product toxicology risk assessments, and cGMP deficiencies at our CMO. A Type A meeting with the FDA has been scheduled to potentially clarify the path forward and determine the appropriate next steps.

We rely in large part on our CMO to remediate the identified deficiencies, including implementing corrective and preventive actions, and our ability to resolve these issues is subject to factors outside our control. Remediation may require facility upgrades, quality system enhancements, equipment requalification, and additional validation studies or testing, any of which could be costly and time-consuming. We also may be required to generate additional data to support manufacturing changes. If our CMO is unable to adequately or timely remediate the identified deficiencies, we may need to transfer manufacturing operations to an alternative facility, which would involve significant time, expense and regulatory risk. We also may be unable to identify or establish manufacturing at an adequate alternative facility. For additional information on these risks, please see the risk factors captioned “If our current CMO is unable to timely resolve the deficiencies identified by the FDA in its CRL for GTx‑104, we may be required to engage an alternative replacement manufacturer, which could result in significant delays, increased costs, or our inability to obtain regulatory approval or commercialize GTx‑104 at all.” and “We rely on third parties to manufacture commercial and clinical supplies of our drug candidates, and we intend to rely on third parties to manufacture commercial supplies of any approved drug products. The commercialization of any of our drug products could be stopped, delayed, or made less profitable if those third parties fail to provide us with sufficient quantities of active pharmaceutical ingredients, excipients, or drug products, or fail to do so at acceptable quality levels or prices or fail to maintain or achieve satisfactory regulatory compliance.”

If we cannot sufficiently address the issues set forth in the CRL, we may not be able to resubmit the NDA, or resubmission may not result in approval. If we do resubmit the NDA, the FDA may conduct a re-inspection of the applicable CMO, and there can be no assurance that the facility will be found compliant or that additional deficiencies will not be identified. As a result, approval of GTx-104 may be significantly delayed, limited, or may not be obtained at all, any of which could materially and adversely affect our business, financial condition, results of operations and prospects.

We may not achieve our publicly announced milestones on time, or at all.

From time to time, we may publicly announce the timing of certain events that we expect to occur, such as the anticipated timing of our NDA resubmission for GTx-104. These statements are forward-looking and are based on the best estimate of management at the time relating to the occurrence of the events. However, the actual timing of these events may differ from what has been publicly disclosed. The timing of events such as completion of a clinical trial, discovery of a new product candidate, filing or resubmission of an application to obtain regulatory approval, beginning of commercialization of products, completion of a strategic partnership, or announcement of additional clinical trials for a product candidate may ultimately vary from what is publicly disclosed. These variations in timing may occur as a result of different events, including the outcome of CRL remediation efforts or the results obtained during a clinical trial or during a research phase, problems with a supplier or a distribution partner (such as the items identified in CRL we received in April 2026) or any other event having the effect of delaying the publicly announced timeline. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law. Any variation in the timing of previously announced milestones could have a material adverse effect on our business, financial condition, operating results or the trading price of our common stock.

We are heavily dependent on the success of our lead drug candidate, GTx-104.

Our business and future success are substantially dependent on our ability to successfully and timely develop, obtain regulatory approval for, and commercialize our lead product candidate, GTx-104. On April 23, 2026, we received a CRL from the FDA in response to our NDA for GTx‑104. The CRL will delay any potential approval of GTx‑104 unless and until we adequately address the deficiencies to the satisfaction of FDA, and there can be no assurance that we will be able to do so on a timely basis, or at all. Even if we resubmit the NDA, there can be no assurance that the FDA will determine our response adequately addresses the deficiencies identified in the CRL, will not identify additional deficiencies upon resubmission, or will approve the NDA.

Any delay or setback in our NDA resubmission, any requirement to conduct additional work (including new studies or manufacturing activities), any adverse findings from an FDA inspection of our CMO, or any additional FDA requests following resubmission would extend the period before which we could potentially obtain approval for GTx-104, commercialize GTx‑104, and generate any product revenue. Failure to obtain approval of GTx-104 would adversely affect our business, financial condition, operating results and prospects, including by limiting our ability to execute our strategy, potentially requiring us to scale back operations, and increasing our need for additional financing on terms that may be dilutive or otherwise unfavorable.

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

We may not be able to maintain our operations and advance our research and development and if approved, commercialization of our GTx-104 lead drug candidate without additional funding.

We have incurred operating losses and negative cash flows from operations since our inception. To date, we have financed our operations through public offerings and private placements of securities, proceeds from exercises of warrants, rights and options, and receipt of research tax credits and research grant programs. Our cash and cash equivalents were $17.0 million as of March 31, 2026, and $22.1 million as of March 31, 2025.

Our current assets, as of March 31, 2026, are projected to support our current liabilities as at that date when combined with the projected level of our expenses through at least twelve months from the issuance date of the audited consolidated financial statements included with this Annual Report on Form 10-K, including expenses in connection with the potential resubmission of the NDA for GTx-104, working capital and other general corporate purposes. Additional capital will be required by us to support the commercial launch of GTx-104, if approved. To fully execute our business plan, we plan to raise the necessary capital primarily through additional securities offerings and multiple sources of non-dilutive capital, such as grants, loans and strategic alliances.

We cannot be certain that additional funding will be available when needed on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts, when required or on acceptable terms, we also could be required to:

•
seek out-licensing or commercialization partners to assist in the commercialization of GTx-104, if approved;
•
delay, limit or reduce the commercialization of GTx-104, if approved; or
•
significantly curtail our operations.

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

We are highly dependent on the principal members of our executive team. While members of our executive team have significant industry experience, they have not been with the Company for long. Any of our executive officers could leave our employment at any time, as all of our employees are “at will” employees. Recruiting and retaining qualified employees for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives and other personnel in our industry, which is likely to continue. As a result, competition for skilled personnel is intense and the turnover rate can be high. As we build our organization, we may not be able to attract and retain personnel on terms that are favorable to us given the competition among numerous pharmaceutical companies for individuals with similar skill sets. In addition, failure to succeed in clinical studies or regulatory approvals may make it more challenging to recruit and retain qualified personnel. The inability to recruit key executives or the loss of the services of any executive or key employee might impede the progress of our development and commercialization objectives.

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

Our current product liability insurance coverage may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. Any successful product liability claims or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.

We rely on information technology and any failure, inadequacy, interruption, or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively.

We rely on information technology systems and third-party service providers to support our business, including our research and development activities, clinical trials, regulatory submissions, manufacturing operations, and corporate functions. Despite the implementation of security measures, our information technology systems, and those of third parties on which we rely, are vulnerable to damage or interruption from events including cyber-attacks (including ransomware, malware attacks, unauthorized access attempts, and denial of service and other unintentional intrusions or malicious cyberattacks), social engineering (including phishing) or other fraudulent schemes, and other cybersecurity incidents, as well as natural disasters, terrorism, war and telecommunication and electrical failures. These threats may arise from persons inside our organization, authorized persons with access to systems inside our organization or those with whom we do business, or unauthorized individuals. System failures, accidents or cybersecurity incidents impacting us or our contractors, consultants, vendors, or other business partners could cause interruptions in our operations and could result in a material disruption of our drug product development and clinical activities and business operations, in addition to possibly requiring substantial expenditures of resources to address. The loss of drug product development or clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or cybersecurity incident were to result in unauthorized access to, loss or modification of,  or damage to, our data or applications, or unauthorized disclosure of confidential or proprietary information, we could incur liability and our development programs, and the development of our product candidates, could be delayed, which could adversely affect our financial position, results of operations and business. A significant cybersecurity incident may also deter clinical trial participants from participating in any future trials. Furthermore, if our information technology systems, or those of third parties on which we rely, suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience delays in reporting our financial results or miss reporting deadlines.

In addition, we depend on third parties, including CROs and CMOs, and other vendors, to conduct significant aspects of our operations. Any cybersecurity incident affecting these third parties could have similar adverse effects on us, and we may have limited ability to monitor or control their cybersecurity measures.

We have implemented security measures and continue to invest in cybersecurity, but such measures may not be sufficient to prevent all cybersecurity incidents. Cyber threats are evolving in frequency and sophistication, including using artificial intelligence (“AI”), and we may not be able to anticipate or adequately mitigate these risks. For example, threat actors may use AI tools to automate and enhance cybersecurity attacks against us. We use software and platforms designed to detect such cybersecurity threats, including AI-based tools, but these threats could become more sophisticated and harder to detect and counteract, which may pose significant risks to our data security and systems. Any actual or perceived cybersecurity incident could also result in regulatory scrutiny or investigations, litigation, reputational harm, and significant costs. Additionally, while we have implemented security measures that we believe are appropriate and continue to enhance cybersecurity protections, a regulator could deem our security measures not to be appropriate given the lack of prescriptive measures in certain laws. Increased regulation of data collection, use and retention practices, including self-regulation and industry standards, changes in existing laws and regulations, enactment of new laws and regulations, increased enforcement activity, and changes in interpretation of laws, could increase our cost of compliance and operation, limit our ability to grow our business or otherwise harm our business.

Disruptions at the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent or delay new products and services from being developed, approved, or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products or review other regulatory submissions can be affected by a variety of factors, including government budget and funding levels, a reduction in the FDA’s workforce and its ability to hire and retain key personnel and accept the payment of user fees, shifting policy priorities, and statutory, regulatory and policy changes. In addition, government funding of the FDA, SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also increase the time to meet with and receive agency feedback, accept, review and/or approve our submissions, conduct inspections, issue regulatory guidance, or take other actions that facilitate the development, approval and marketing of regulated products, which would adversely affect our business. In addition, government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA and other related government agencies. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. It is unclear how certain executive actions or other potential actions by the U.S. presidential administration or other parts of the federal government will impact the FDA or other regulatory authorities that oversee our business. These budgetary pressures may reduce the FDA’s ability to perform its responsibilities. If a significant reduction in the FDA’s workforce occurs, the FDA’s budget is significantly reduced or a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting business as usual or conducting inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions or take other actions critical to the development or marketing of our product candidates, which could have a material adverse effect on our business.

Unfavorable global geopolitical events and economic conditions, including military conflicts and trade tensions between the U.S. and its global trading partners, including China, could adversely affect our business, financial condition or results of operations, including conduct of our clinical trials and our manufacturing activities.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the ongoing conflicts in the Middle East and between Russia and Ukraine, terrorism or other political events, including trade tensions between the U.S. and its global trading partners, including China. Sanctions imposed by the U.S. and other countries in response to conflicts may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. We have conducted business outside of the U.S. in the past and may do so in the future. Clinical trials for our product candidates outside of the U.S. and unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials more costly to operate. Furthermore, a severe or prolonged economic downturn, higher inflation and interest rates, political disruption or other geopolitical events, including an expansion of current global military conflicts, could result in a variety of risks to our business, including weakened demand for our product candidates or any future product candidates, if authorized or approved, and our ability to raise additional capital when needed on acceptable terms, if at all.

A weak or declining economy or political disruption, including any international trade disputes, or changes in laws or policies governing the terms of international trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products could strain our manufacturers or suppliers, possibly resulting in supply disruption or increased manufacturing and distribution costs. For example, the U.S. has imposed or threatened tariffs on certain imports from Canada, Mexico and China. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies and tariff uncertainty could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets.

We face risks related to the personal data we collect, process, and share.

Our ability to conduct our business is dependent on the data that we collect, process, and share in discovering, developing, and commercializing drug products. These data are often considered personal data and are therefore regulated by data privacy laws in the United States and abroad.

Several U.S. states have proposed and passed consumer privacy laws. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act, includes certain transparency and other requirements to protect personal data and grants California consumers with certain rights regarding their personal data. In addition, California consumers have the right to bring a private right of action in connection with data security incidents involving certain elements of personal data. Additionally, other jurisdictions have enacted similar legislation and/or regulations. Health-specific consumer privacy laws have also passed in multiple states.

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

Additionally, we have conducted business outside the U.S. in the past and may do so in the future. These activities subject us to additional data protection authority oversight and require us to comply with stringent local and regional data privacy laws, including the GDPR. The GDPR has a wide range of compliance obligations relating to the processing and protection of personal data, including obligations to having a lawful basis for processing personal data (which may in certain situations require explicit consent of data subjects), providing detailed information about the processing activities, dealing with restrictions on sharing of personal data with third parties and the transferring of personal data out of the EU, having contractual arrangements in place where required (such as with clinical trial sites and vendors), reporting in certain instances personal data breaches to data protection authorities and/or affected individuals, appointing data protection officers, conducting data protection impact assessments, responding to privacy rights requests and keeping records of processing activities. Violations of the GDPR carry significant financial penalties for noncompliance (including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million, whichever is higher). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with data protection authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.

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

The landscape of federal, state, local and foreign privacy laws regulating personal data is constantly evolving, and compliance with these laws requires a flexible privacy framework and substantial resources. Compliance efforts will likely be an increasing and substantial cost in the future and may impose limitations on our business activities. If we fail to comply with applicable requirements, we could be subject to a range of regulatory actions that could affect our ability to commercialize our products candidates. We may also be subject to fines, penalties or private actions in the event of non-compliance with such laws. Any threatened or actual government enforcement action could also generate adverse publicity and could result in additional regulatory oversight. Moreover, despite our efforts, the possibility of security incidents occurring cannot be eliminated entirely and there can be no assurance that any measures we take will prevent such events that could adversely affect our business due, in part, to the ever-changing threat landscape. Additionally, we rely on third party vendors and service providers to support various aspects of our business operations. These third parties may pose risks related to data security, compliance, and contractual obligations. A failure by a third party to adequately protect our data could have adverse consequences for our business and reputation.

We face risks related to the growth of artificial intelligence and data analytics.

AI is being adopted rapidly by the biotechnology industry. Companies like ours have been using AI, machine learning, and data analytics tools in aspects of their operations, including target identification, clinical trial design, and regulatory and operational support. Should we continue to adopt these tools, they may not perform as intended and may produce inaccurate, incomplete, or biased outputs. Any such deficiencies could adversely affect our development decisions, clinical trial execution, regulatory submissions, or commercialization strategy, and could result in increased costs, delays, or failure to obtain or maintain regulatory approval for our product candidates.

The regulatory framework governing the use of AI and automated tools in drug development is evolving and uncertain. Regulatory authorities, including the FDA, may impose new requirements or expectations regarding the validation, transparency, or use of such technologies, including in connection with NDAs. Any failure to comply with applicable requirements or to adequately document and validate our use of these tools could delay or adversely affect regulatory review or approval of our product candidates.

In addition, our use of AI depends on third-party data, software, and infrastructure. We may be subject to risks relating to data quality, data access restrictions, intellectual property claims, and cybersecurity incidents. Any disruption, limitation, or compromise of these inputs could impair our ability to use such tools effectively and could adversely affect our business.

Finally, our competitors may adopt AI technologies more effectively than we do, which could enhance their development efficiency and competitive position relative to ours.

We may not be able to maximize value from our de-prioritized drug candidates, GTx-102 and GTx-101, through either out-licensing or sale.

Our GTx-102 and GTx-101 drug candidates are at an earlier development stage than GTx-104 and will require additional time and resources to develop. As part of our strategic realignment plan, we determined to focus primarily on the development of GTx-104 and to de-prioritize the development of GTx-102 and GTx-101. While we will continue to seek ways to maximize the value of GTx-102 and GTx-101, through out-licensing or sale, we may not be successful in doing so.

Risks Related to Development, Testing and Commercialization of Our Products

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

●
delays in reaching agreement on acceptable terms with prospective CMOs, CROs, and clinical trial sites, or failure by such CMOs to complete the manufacturing of clinical trial materials or CROs to follow and carry out the clinical study protocol at each site in accordance with the terms of our agreements with them;

●
delays in obtaining required IRB, approval at each site;

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

If initiation or completion of any clinical trials is delayed for any of the above reasons or other reasons, our development costs may increase, the regulatory approval process could be delayed and our ability to commercialize and commence sales of our drug candidates could be materially harmed, which could have a material adverse effect on our business.

In addition, identifying and qualifying patients to participate in clinical trials of our drug candidates is critical to our success. The timing of our clinical trials depends on the speed at which we can recruit patients to participate in testing our drug candidates as well as completion of required follow-up periods. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics or to complete our clinical trials in a timely manner. Patient enrollment is, and completion of the trials are affected by a variety of factors, including:

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

This lengthy approval process as well as the unpredictability of future clinical trial results may result in us failing to obtain regulatory approval to market our drug candidates, which would harm our business, results of operations and prospects significantly. For example, in April 2026, we received a CRL from the FDA in response to our NDA for GTx-104. The CRL referenced certain items related to the CMC and other non-clinical sections of the application, including items related to additional leachable data time points for commercial product, non-clinical product toxicology risk assessments, and cGMP deficiencies at our CMO. The development of our product candidates also may be delayed by other events beyond our control. For example, actions to limit federal agency budgets or personnel, may result in reductions to the FDA’s budget, employees, and operations, as well as changes to FDA regulatory programs, all of which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates, undergo regulatory inspections or obtain regulatory approval for our product candidates.

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

No uniform policy for coverage and reimbursement for products exists among third-party payors in the United States. The Medicare and Medicaid programs increasingly are used as models in the United States for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs and biologics. Some payors may require pre-approval of coverage for new or innovative devices or drug therapies before they reimburse healthcare providers who use such therapies. Coverage and reimbursement for products can differ significantly from payor to payor, and one payor’s decision to cover a product does not ensure that other payors will also provide similar coverage. It is difficult to predict at this time what payors will decide with respect to the coverage and reimbursement for our products, if approved and commercialized.

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

•
our ability to set a price that we desire for our drug products, if any are approved;

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

In the United States and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could impact the future results of our operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels with the stated objective to reduce healthcare costs and improve the quality of healthcare. For example, the Affordable Care Act substantially changed the way healthcare is financed by both governmental and private insurers. The Affordable Care Act and its implementation continue to evolve as a result of legislative, administrative, and judicial developments. Further changes remain possible, which may potentially negatively affect pricing, coverage, or reimbursement for any products, if approved.

In addition to the Affordable Care Act, U.S. governments continue to seek to adopt healthcare policies and reforms intended to curb healthcare costs, such as federal or state controls on payment for drugs (including under Medicare, Medicaid, and commercial health plans). For example, the Budget Control Act of 2011 resulted in aggregate reductions, or sequestration, of Medicare payments to providers.

The IRA requires, among other things, the U.S. Secretary of HHS to negotiate, with respect to Medicare units and subject to a specified cap, the price of a set number of certain high spend Medicare Part B and D drugs and biologicals per year, with prices taking effect starting in 2026. Failures to comply with requirements under the drug price negotiation program could subject us to an excise tax and/or a civil monetary penalty. The program excludes drugs with an orphan drug designation that are not approved for any indications unrelated to that designation. In addition, the IRA established a Medicare Part B inflation rebate scheme, under which manufacturers owe rebates to Medicare if, generally speaking, the average sales price of a Part B drug increases faster than the pace of inflation. The failure to timely pay an inflation rebate may result in a civil monetary penalty. The IRA and any other similar laws introduced in the future may result in additional reductions in Medicare and other healthcare funding, which could negatively affect our future revenues and results of operations.

The One Big Beautiful Bill Act, signed into law on July 4, 2025, is projected to decrease federal health care spending by approximately $1 trillion by reducing Medicaid spending and enrollment and making changes to federal Medicare spending.

Individual states in the United States have also become increasingly aggressive in seeking to pass legislation and implementing regulations designed to control pharmaceutical and biological product pricing. Such measures could harm our business, results of operations, financial condition, and prospects. For example, an emerging trend at the state level is the establishment of prescription drug affordability boards, some of which will prospectively permit certain states to establish upper payment limits for drugs that the state has determined to be “high-cost”. Additionally, some state legislatures have passed laws that regulate how manufacturers make the 340B ceiling price available on the market. We expect that additional state reform measures will be adopted in the future, any of which could limit the amounts that state governments will pay for healthcare products and services, which could result in reduced demand or lower pricing for any approved product, or additional pricing pressures.

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

In order to be eligible to have its products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by the Department of Veterans Affairs (the “VA”), Department of Defense (“DoD”), Public Health Service, and Coast Guard (the Big Four agencies), and certain federal grantees, a manufacturer is required to participate in the VA Federal Supply Schedule pricing program, established under Section 603 of the Veterans Health Care Act of 1992. Under this program, the manufacturer is obligated to make its covered drugs available for procurement on an FSS contract and charge a price to the Big Four agencies that is no higher than the FCP, which is a price calculated pursuant to a statutory formula. The FCP is derived from a calculated price point called the Non FAMP, which the manufacturer calculates and reports to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to significant penalties for each item of false information. The FSS contract also contains extensive disclosure and certification requirements.

Under Section 703 of the National Defense Authorization Act for FY 2008, a manufacturer is required to pay quarterly rebates to DoD on utilization of its innovator products that are dispensed through DoD’s Tricare network pharmacies to Tricare beneficiaries. The rebates are calculated as the difference between the annual Non-FAMP and FCP for the calendar year that the product was dispensed.

A manufacturer that overcharges the government in connection with the FSS contract or Tricare Retail Pharmacy Rebate Program, whether due to a misstated FCP or otherwise, is required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the FCA and other laws and regulations.

Our commercial success depends upon attaining significant market acceptance of our drug candidates and drug products, if approved, among physicians, nurses, pharmacists, patients, the medical community and third-party payors.

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

Although we intend to establish a small, focused, specialty sales and marketing organization to promote GTx-104, if approved for marketing in the United States, we currently have no such organization and the cost of establishing and maintaining such an organization may exceed the benefit of doing so. We believe that GTx-102 could also be marketed by a small, focused, specialty sales and marketing organization if and when we decide to resume development of GTx-102. Given the size of its potential market, we anticipate that commercializing GTx-101 would require entering into a strategic partnership with a larger marketing partner, if GTx-101 is approved by the FDA for marketing, and the ability to find any such strategic partnership would be uncertain. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate sufficient product revenue and may not become profitable. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third-party to perform marketing and sales functions, we may be unable to compete successfully against more established companies.

Even if GTx-104 receives regulatory approval, we will still face regulatory difficulties.

Even if we obtain regulatory approval for GTx-104, it would be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, patient registry, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. The safety profile of GTx-104 will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If new safety information becomes available after approval of GTx-104, the FDA or comparable foreign regulatory authorities may require labeling changes or establishment of a REMS or similar strategy, impose significant restrictions on GTx-104’s indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval trials or post-market surveillance. We will also be subject to continued compliance with cGMP and cGCP requirements for any clinical trials that we conduct post-approval.

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP and other regulations. If we or a regulatory authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, GTx-104 or the manufacturing facilities for GTx-104 fail to comply with applicable regulatory requirements, a regulatory authority may, among other things:

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

Advertising and promotion of GTx-104, if approved by the FDA, will be heavily scrutinized by, among others, the FDA, the Department of Justice, the HHS OIG, state attorneys general, members of Congress and the public. The FDA and other federal regulatory agencies closely regulate the marketing and promotion of drugs through, among other things, standards and regulations for direct-to-consumer advertising, advertising and promotion to healthcare professionals, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet. A product cannot be promoted before it is approved. After approval, product promotion can include only those claims relating to safety and effectiveness that are consistent with the labeling approved by the FDA. Healthcare providers are permitted to prescribe drugs for “off-label” uses — that is, uses not approved by the FDA and not described in the product’s labeling — because the FDA does not regulate the practice of medicine. However, FDA regulations impose restrictions on manufacturers’ communications regarding off-label uses. Broadly speaking, a manufacturer may not promote a drug for off-label use, but under certain conditions may engage in non-promotional, balanced, scientific communication regarding off-label use. Failure to comply with applicable FDA requirements and restrictions in this area may subject a company to adverse publicity and enforcement action, including enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA or other government agencies. In addition, advertising and promotion of GTx-104, if approved outside of the United States, will be heavily scrutinized by comparable foreign regulatory authorities.

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

We are subject to numerous complex regulatory requirements and failure to comply with these regulations, or the cost of compliance with these regulations, may harm our business, or subject us to civil or criminal proceedings, investigations, or penalties and may limit our ability to commercialize our products.

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

We carry a significant amount of intangible assets on our consolidated balance sheet, associated with acquired in process research and development. In the ordinary course of business, circumstances may arise, including manifestation of any of the risks identified in this section, that could result in further recognition that the carrying values of our assets may not be recovered from future operations. Under such circumstances, it is possible we may be required to further impair our asset values to the extent that their remaining value after any such impairment can be recovered by our business going forward. Intangible assets with an indefinite useful life are subject to an impairment review at least annually. For example, in June 2026, following continued evaluation of strategic priorities and focus on GTx-104, we determined that we will not resume internal development funding for GTx-102 or GTx-101 under our current operating plan. Accordingly, we determined that the remaining carrying values of the GTx-102 IPR&D asset and the GTx-101 IPR&D asset are no longer recoverable on an internal-development basis.

Risks Related to Our Dependence on Third Parties

If our current CMO is unable to timely resolve the deficiencies identified by the FDA in the CRL related to GTx‑104, we may be required to engage an alternative manufacturer, which could result in significant delays, increased costs, or our inability to obtain regulatory approval or commercialize GTx‑104 at all.

In April 2026, we received a CRL from the FDA in response to our NDA for GTx‑104 identifying certain cGMP deficiencies at our current CMO. Our ability to obtain regulatory approval for GTx‑104 is dependent, in significant part, on our CMO’s ability to timely and satisfactorily remediate the deficiencies identified in the CRL and demonstrate ongoing compliance with applicable regulatory requirements, including cGMP.

We do not control the day‑to‑day operations of our CMO, and the remediation of the deficiencies identified in the CRL may be complex, costly and time‑consuming and may require substantial cooperation and investment by our CMO. There can be no assurance that our CMO will be able to implement the corrective actions required by the FDA within a timeframe acceptable to the FDA, or at all.

If our current CMO is unable or unwilling to satisfactorily resolve the deficiencies identified in the CRL, we may be required to identify, engage and qualify an alternative CMO. Transitioning manufacturing to a new CMO would require significant time and resources, including technology transfer, validation activities, potential changes to manufacturing processes, and additional regulatory submissions and FDA review. The FDA may require additional studies, data or inspections before approving GTx‑104 that is manufactured by a new CMO, and any such requirements could further delay approval.

These activities could take a prolonged period of time or may not be successfully completed. Any such delays or failures could materially and adversely affect the timing or likelihood of regulatory approval of GTx‑104 and, if approved, our ability to commercially launch or supply GTx‑104 at all. As GTx‑104 is our lead product candidate, any such delay or failure would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it could delay our drug candidate development and commercialization activities. Our reliance on these third parties reduces our control over these activities but does not relieve us of our responsibility to ensure compliance with all required legal, regulatory, and scientific standards such as the requirement for our product candidates and any future commercialized products to be manufactured according to cGMP and any applicable product specifications. Additionally, the facilities used by any contract manufacturer to manufacture any of our product candidates must be the subject of a satisfactory inspection before the FDA approves the product candidate manufactured at that facility. As previously noted, we received a CRL from the FDA in April 2026 in response to our NDA for GTx-104, which identified certain cGMP deficiencies at our CMO. If our CMO or other third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our manufacturing in accordance with regulatory requirements or contractual requirements, we may not be able to complete, or may be delayed in completing, clinical trials required to support future regulatory submissions and approval, which would have a material adverse effect on our ability to commercialize of our drug candidates, if approved.

Certain changes in the manufacturing process or procedure, including a change in the location where the drug candidate is manufactured or a change of a third-party manufacturer, generally require prior FDA, or foreign regulatory authority, review and/or approval of the manufacturing process and procedures in accordance with current cGMP. We may need to conduct additional preclinical studies and clinical trials to support approval of such changes. This review may be costly and time-consuming and could delay or prevent the launch of a drug candidate.

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

We have relied upon and plan to continue to rely upon third-party CROs to monitor and manage data for our preclinical and clinical programs. We rely on these parties for execution of our preclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with FDA laws and regulations regarding cGCP, which are also required by the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities in the form of International Conference on Harmonization, guidelines for all of our drug candidates in clinical development. Regulatory authorities enforce cGCP through periodic inspections of trial sponsors, principal investigators, and trial sites. If we or any of our CROs fail to comply with applicable cGCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with cGCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. While we have agreements governing the activities of our CROs and CMOs, we have limited influence over their actual performance. In addition, portions of the clinical trials for our drug candidates are expected to be conducted outside of the United States, which will make it more difficult for us to monitor CROs and perform visits of our clinical trial sites and will force us to rely heavily on CROs to ensure the proper and timely conduct of our clinical trials and compliance with applicable regulations, including cGCP. Failure to comply with applicable regulations in the conduct of the clinical trials for our drug candidates may require us to repeat clinical trials, which would delay the regulatory approval process.

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

Even if we are able to establish collaboration arrangements, any such collaboration may not ultimately be successful, which could have a negative impact on our business, results of operations, financial condition and prospects. If we partner with a third-party for development and commercialization of a drug candidate, we can expect to relinquish some or all of the control over the future success of that drug candidate to the third-party. It is possible that a partner may not devote sufficient resources to the development or commercialization of our drug candidate or may otherwise fail in development or commercialization efforts, in which event the development and commercialization of such drug candidate could be delayed or terminated, and our business could be substantially harmed. In addition, the terms of any collaboration or other arrangement that we establish may not prove to be favorable to us or may not be perceived as favorable, which may negatively impact the trading price of our common stock. In some cases, we may be responsible for continuing the development of a product candidate or research program under a collaboration, and the payment we receive from our partner may be insufficient to cover the cost of this development. Moreover, collaborations and sales and marketing arrangements are complex, and time-consuming to negotiate, document and implement, and they may require substantial resources to maintain.

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

Following the Domestication, we are now a U.S. corporation for U.S. federal income tax purposes and thus, we generally cannot be treated as PFIC in taxable years following the Domestication. However, investors who owned our common shares prior to the Domestication and who are U.S. Holders (as defined below) should be aware that, based on our financial statements and projections and given uncertainty regarding the composition of our income and assets, there is a significant risk that we may have been classified as a “passive foreign investment company” or “PFIC” in prior years, including for the portion of our 2025 taxable year prior to the Domestication. Any U.S. Holder who held our common shares prior to the Domestication may continue to be treated as holding common stock in a PFIC even subsequent to the Domestication if such U.S. Holder has not made certain elections to mitigate the adverse U.S. federal income tax consequences of holding shares of a PFIC.

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

At March 31, 2026, Grace U.S. (formerly Acasti Pharma U.S.) and Grace Therapeutics, Inc. had net operating loss carry forwards (“NOLs”) for U.S. federal income tax purposes of approximately $16.4 million and $24.1 million, respectively, which have no expiry.

Grace U.S. underwent an “ownership change” within the meaning of Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) as a result of the 2021 merger with Grace Therapeutics, the privately held company, and therefore we and/or Grace U.S. may be subject to an annual limit on the amount of NOLs that may be used to offset our future taxable income or the future taxable income of Grace U.S. for U.S. federal income tax purposes. Such annual limit is generally equal to the product of (i) the total value of the loss company’s (in this case, Grace U.S.) outstanding equity immediately prior to an “ownership change” (subject to certain adjustments); and (ii) the applicable federal long-term tax-exempt interest rate for the month that includes the “ownership change.”

At March 31, 2026, we had NOLs for Canadian federal income tax purposes of approximately $143.0 million, which expire at various dates through 2043. The extent to which we can utilize any or all of our Canadian NOLs will depend on many factors, including the jurisdiction applicable to any of our future taxable revenue. In connection with our shift of our operations to the United States, we may not be able to justify the allocation of revenue to Canada sufficient to recover the tax benefits arising from NOLs and other tax credits.

Our ability to use NOLs will also depend on the amount of taxable income generated in future periods. The NOLs may expire before we can generate sufficient taxable income to use the NOLs.

The IRS may not agree that we should be treated as a foreign corporation for U.S. federal tax purposes prior to the Domestication.

Although prior to the Domestication, we were incorporated in Quebec, Canada, the IRS may assert that since August 27, 2021, we should have been treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal tax purposes pursuant to Section 7874 of the Code. For U.S. federal tax purposes, a corporation generally is considered a tax resident in the jurisdiction of its organization or incorporation. Because prior to the Domestication we were an entity incorporated in Canada, we generally have been classified as a foreign corporation (and, therefore, not a U.S. tax resident) for U.S. federal tax purposes at all times prior to the Domestication). However, Section 7874 of the Code provides an exception under which a foreign corporation may, in certain circumstances, be treated as a U.S. corporation for U.S. federal tax purposes.

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

Market prices for securities of pharmaceutical companies can fluctuate significantly. Factors such as the announcement to the public or in various scientific or industry forums of technological innovations; new commercial products; patents or exclusive rights obtained by us or others; disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies; the commencement, enrollment or announcement of results of clinical trials we conduct, or changes in the development status of our drug candidates; results or delays of preclinical and clinical studies by us or others; any delay in our regulatory filings for our drug candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings; a change of regulations; additions or departures of key scientific or management personnel; overall performance of the equity markets; general political and economic conditions; publications; failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public; research reports or positive or negative recommendations or withdrawal of research coverage by securities analysts; actual or anticipated variations in quarterly operating results; announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors; public concerns over the risks of pharmaceutical products; unanticipated serious safety concerns related to the use of our drug candidates or drug products; our access to financial resources; future sales of securities by us or our stockholders; and many other factors, many of which are beyond our control, could have considerable effects on the price of our common stock. The price of our common stock has fluctuated significantly in the past and there can be no assurance that the market price of our common stock will not experience significant fluctuations in the future.

In addition, securities of pharmaceutical companies often experience extreme price and volume fluctuations that are unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, securities class action litigation often has been instituted against pharmaceutical companies following periods of volatility in the market price of their securities. This type of litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results or financial condition.

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

Given the importance of cybersecurity to our business, we maintain a cybersecurity program that is based on a set of cybersecurity policies and processes to support our controls and our preparedness for treatment of identified information security risks. We also undergo periodic evaluations of our cybersecurity program through cybersecurity assessment and cybersecurity incident response tabletop exercises, conducted by our cybersecurity advisors. As a result of such assessments and exercises, a number of processes have been established or are being enhanced upon to support the protection of our data and systems.

We assess and manage cybersecurity risks associated with third-party service providers through a range of processes, including performing risk-based due diligence during onboarding, and conducting periodic reassessments of key and higher-risk vendors based on defined criticality and risk criteria.

We also seek to obtain and review cybersecurity audit reports (e.g., SOC reports) where available and incorporate appropriate security, data protection, and incident notification provisions into our contracts. While these measures are designed to mitigate third-party risks, they may not prevent all adverse events.

Process for Assessing, Identifying and Managing Material Risks from Cybersecurity Threats

In the event of a cybersecurity incident, we maintain a Cybersecurity Incident Response Plan. Pursuant to the plan and its escalation protocols, designated personnel are responsible for assessing the severity of a cybersecurity incident and associated threat, containing the threat, remediating the threat, including recovery of data and access to systems, analyzing any reporting obligations associated with the cybersecurity incident, and performing post-incident analysis and program enhancements, as appropriate. We have a relationship with various law firms to assist with advisory on legal aspects of addressing cybersecurity incidents and communicating accordingly.

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

Board Oversight

While our Board of Directors (the “Board”) has overall responsibility for risk oversight, the Audit Committee of the Board (the “Audit Committee”) oversees cybersecurity risk matters. The Audit Committee is responsible for reviewing, monitoring, reporting and, where appropriate, providing recommendations to the Board regarding compliance with our internal policies and its progress in remedying any material deficiencies, including those related to our security policies, including the physical safeguarding of corporate assets and security of our networks and information systems. The Audit Committee receives periodic updates from management regarding the cybersecurity program, including top threats and risks, and updates on the cybersecurity roadmap.

Cybersecurity Risks

We maintain a Risk Management Policy that governs the process in which we identify cybersecurity risks, evaluate their associated impacts and risk levels, and document them accordingly in the Cybersecurity Risk Register.

Although we have experienced phishing and similar attempts for unauthorized access to our information technology systems and data, during the last three years, we did not experience any material cybersecurity incidents or threats, including as a result of any prior incidents or attempts, that have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations, or financial condition. However, evolving cybersecurity threats make it increasingly challenging to anticipate, detect, and defend against such threats and incidents. For additional information, see “Item 1A—Risk Factors.”

Item 2.   Properties

Our head office and operations are located at 103 Carnegie Center Suite 300 Princeton, New Jersey, 08540.

Item 3.   Legal Proceedings

In the ordinary course of business, we are at times subject to various legal proceedings and disputes. We assess our liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that we will incur a loss and the amount of the loss can be reasonably estimated, we record a liability in our consolidated financial statements. These legal contingencies may be adjusted to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of loss is not estimable, we do not accrue legal contingencies. While the outcome of legal proceedings is inherently uncertain, based on information currently available and available insurance coverage, our management believes that it has established appropriate legal reserves. However, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to our financial position, results of operations, or cash flows. We are not currently a party to any legal proceedings that, in the opinion of management, are likely to have a material effect on our business.

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of our common stock are traded on the Nasdaq Capital Market under the symbol “GRCE.”

Holders

As of June 15, 2026, there were 27 holders of record of our common stock. The actual number of our stockholders is greater than this number of record holders because most of our stockholders are beneficial owners whose shares are held in street name by brokers and other nominees.

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
[Reserved]

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

Overview

This management’s discussion and analysis (“MD&A”) is presented in order to provide the reader with an overview of the financial results and changes to our financial position as of March 31, 2026 and for the year then ended. This MD&A explains the material variations in our operations, financial position and cash flows for the years ended March 31, 2026 and 2025.

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

This MD&A should be read in conjunction with our consolidated financial statements for the years ended March 31, 2026 and 2025 included elsewhere in this Annual Report on Form 10-K.

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

Our assets as of March 31, 2026 include cash and cash equivalents of $16,977 and intangible assets and goodwill of $49,266. Our current liabilities were $2,146 as of March 31, 2026 and were comprised primarily of amounts due to or accrued for creditors.

In February 2025, we completed a private placement of Company securities with certain institutional and accredited investors. Net proceeds were $13,705. Refer to Note 7, Stockholders’ Equity - 2025 Private Placement, in the accompanying consolidated financial statements elsewhere in this document for additional information. We believe our existing cash and cash equivalents will be sufficient to sustain planned operations through at least 12 months from the issuance date of the consolidated financial statements included with this Annual Report on Form 10-K.

Results of Operations

Comparison of the years ended March 31, 2026 and 2025

The following table summarizes our results of operations for the years ended March 31, 2026 and 2025:

	Year ended

	March 31, 2026	March 31, 2025	Increase (Decrease)
	$	$	$
	(in thousands)

Operating expenses
Research and development expenses	2,405	9,511	(7,106)
General and administrative expenses	8,672	7,168	1,504
Loss from operating activities	(11,077)	(16,679)	(5,602)

Change in fair value of derivative warrant liabilities	900	3,218	(2,318)
Interest and other income, net	685	711	(26)
Foreign exchange loss	(1)	(17)	(16)
Income tax benefit	1,700	3,199	(1,499)
Net loss	(7,793)	(9,568)	(1,775)

Net Loss

The net loss of $7,793 or $0.47 loss per share for the year ended March 31, 2026, decreased by $1,775 from the net loss of $9,568 or $0.79 loss per share for the year ended March 31, 2025. The decrease in net loss was primarily due to a $2,318 decrease in change in fair value of derivative warrant liabilities, a $7,106 decrease in research and development expenses, and a $1,499 decrease in income tax benefit, partially offset by a $1,504 increase in general and administrative expenses.

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

Our research and development during the years ended March 31, 2026 and 2025 were focused primarily on our clinical development program for our GTx-104 drug candidate.

 The following table summarizes our research and development expenses:

Research and development expenses
		Year ended
	March 31, 2026	March 31, 2025	Increase (Decrease)
	$	$	$
		(in thousands)
Total third-party research and development expenses[1]	938	8,486	(7,548)
Salaries and benefits	1,249	809	440
Research and development expense before stock-based compensation and depreciation	2,187	9,295	(7,108)
Stock-based compensation	218	216	2
Total	2,405	9,511	(7,106)
1Total third-party research and development expenses are calculated before salaries and benefits, depreciation, write-off of equipment and stock-based compensation.

Total research and development expenses for the year ended March 31, 2026 were $2,405, compared to $9,511 for the year ended March 31, 2025. This decrease of $7,106 was primarily due to the decrease in research activities for GTx-104 of $7,542 driven by the close-out of the GTx-104 pivotal Phase 3 safety clinical trial during the first calendar quarter of 2026 offset by a $436 increase in external consulting and data management costs incurred in support of the NDA of GTx-104 which was submitted to the FDA in June 2025.

Salaries and benefits of $1,249 for the year ended March 31, 2026 increased by $440 compared to $809 for the year ended March 31, 2025. The increase was primarily due to salary and bonus increases of $350 as well as increased benefits costs of $55.

Stock-based compensation of $218 for the year ended March 31, 2026, increased by $2 compared to $216 for the year ended March 31, 2025.

General and administrative expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, legal, and support functions, including professional fees for auditing, tax, legal, consulting, rent and utilities and insurance.

General and administrative expenses
		Year ended
	March 31, 2026	March 31, 2025	Increase (Decrease)
	$	$	$
	(in thousands)
Professional fees	4,254	3,455	799
Salaries and benefits	1,780	2,031	(251)
Other	2,051	1,161	890
General and administrative expense before stock-based compensation and depreciation[1]	8,085	6,647	1,438
Stock-based compensation	580	514	66
Depreciation and loss on disposal	7	7	—
Total	8,672	7,168	1,504
1 General and administrative sub-total expenses are calculated before stock-based compensation and depreciation.

General and administrative expenses were $8,672 for the year ended March 31, 2026, an increase of $1,504 from $7,168 for the year ended March 31, 2025. The increase was primarily driven by  $799 in non-recurring legal and due diligence costs incurred in connection with strategic initiatives evaluated during the period, as well as increased professional fees and other general and administrative costs of $890 primarily related to pre-commercial planning for GTx-104, offset in part by a decrease in salaries and benefits of $251 primarily a result of decreased headcount. Stock-based compensation of $580 for the year ended March 31, 2026, decreased by $66 compared to $514 for the year ended March 31, 2025. The increase was primarily due to more stock option awards granted during the year ended March 31, 2026.

Change in fair value of derivative warrant liabilities

The decrease in the fair value of derivative warrant liabilities for the year ended March 31, 2026 of $2,318 was mainly attributable to the settlement of the warrant liability as the 2023 Common Warrants (defined below) expired on October 21, 2025, which was the 60th day after the date of the acceptance by the FDA of the NDA for our product candidate GTx-104.

Interest income

Interest and other income, net was $685 for the year ended March 31, 2026, compared to $711 for the year ended March 31, 2025. The $26 decrease in our interest and other income was due to a decrease in interest rates.

Income tax benefit

Income tax benefit was $1,700 for the year ended March 31, 2026, compared to $3,199 for the year ended March 31, 2025, reflecting a decrease of $1,499. The decrease primarily resulted from updated drug commercialization timelines, which reduced the projected future tax liability and generated a corresponding income tax benefit of the same amount.

Liquidity and Capital Resources

Cash flows and financial condition for the years ended March 31, 2026 and March 31, 2025

Summary

As of March 31, 2026, cash and cash equivalents were $16,977, a net decrease of $5,156 compared to cash and cash equivalents of $22,133 at March 31, 2025.

In February 2025, we completed a private placement of our securities with certain institutional and accredited investors. Net proceeds to us were $13,705. Refer to Note 7, Stockholders’ Equity - 2025 Private Placement in the accompanying consolidated financial statements elsewhere in this document for additional information. We believe our existing cash and cash equivalents will be sufficient to sustain planned operations through at least 12 months from the issuance date of the consolidated financial statements included with this Annual Report on Form 10-K.

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

Net cash used in operating activities

Net cash used in operating activities for the year ended March 31, 2026 was $8,869, compared to $14,904 for the year ended March 31, 2025, a decrease of $6,035. The decrease in net cash used in operating activities was primarily due to a $7,106 decrease in research and development activities due to the completion of our GTx-104 pivotal Phase 3 STRIVE-ON trial in the first fiscal quarter of 2026, partially offset by a $1,504 increase in general and administrative expenses for legal, consulting and other professional fees.

Net cash provided by investing activities

Net cash used in investing activities for the year ended March 31, 2025, was $0 due to our purchase of short-term investments of $15 and maturity of short-term investments of $15. There were no investing activities for the year ended March 31, 2026.

Net cash provided by financing activities

Net cash provided by financing activities for the year ended March 31, 2026 was $3,713, compared to $14,032 for the year ended March 31, 2025, a decrease of $10,319. The net cash provided by financing activities for the year ended March 31, 2026, was attributable to the $4,040 net proceeds received from the exercise of the 2023 Common Warrants offset by payment of stock issuance costs $327 from the 2023 Private Placement (defined below) which occurred in September 2023. Net cash provided by financing activities of $14,032 for the year ended March 31, 2025, was primarily attributable to the $14,999 gross proceeds received from the 2025 Private Placement (defined below) which occurred in February 2025, offset by stock issuance costs of $967.

2025 Private Placement

In February 2025, we agreed to offer and sell in a private placement (the “2025 Private Placement”) an aggregate of 3,252,132 shares of Common Stock, at a purchase price of $3.395 per share of Common Stock (the “2025 Private Placement Shares”), and pre-funded warrants to purchase up to 1,166,160 shares of Common Stock, at a purchase price equal to the purchase price per 2025 Private Placement Share less $0.0001 (the “2025 Pre-Funded Warrants”). Each 2025 Pre-Funded Warrant is exercisable for one share of Common Stock at an exercise price of $0.0001 per share, is exercisable immediately and will expire once exercised in full. For each 2025 Private Placement Share and 2025 Pre-Funded Warrant issued, we agreed to issue to each purchaser an accompanying warrant to purchase shares of Common Stock (or 2025 Pre-Funded Warrants in lieu thereof), exercisable for an aggregate of 4,418,292 shares of Common Stock (or 2025 Pre-Funded Warrants in lieu thereof) (the “2025 Common Warrants”). Each 2025 Common Warrant is exercisable for one share of Common Stock at an exercise price of $3.395 per share, is immediately exercisable and will expire on the earlier of (i) the 60th day after the date the FDA approves the NDA for GTx-104 and (ii) September 25, 2028. The 2025 Private Placement closed on February 11, 2025. The net proceeds to us from the 2025 Private Placement were $13,705, after deducting fees and expenses.

2023 Private Placement

In September 2023, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional and accredited investors in connection with a private placement offering of our securities (the “2023 Private Placement”). Pursuant to the Purchase Agreement, we sold 1,951,371 Common Shares, at a purchase price of $1.848 per Common Share and pre-funded warrants (the “2023 Pre-Funded Warrants”) to purchase up to 2,106,853 Common Shares at a purchase price equal to the purchase price per Common Share less $0.0001. Each 2023 Pre-Funded Warrant is exercisable for one Common Share at an exercise price of $0.0001 per Common Share, is immediately exercisable, and will expire once exercised in full. Pursuant to the Purchase Agreement, we also issued to such institutional and accredited investors common warrants (the “2023 Common Warrants”) to purchase Common Shares, exercisable for an aggregate of 2,536,391 Common Shares. Under the terms of the Purchase Agreement, for each Common Share and each 2023 Pre-Funded Warrant issued in the 2023 Private Placement, an accompanying five-eighths (0.625) of a Common Warrant was issued to the purchaser thereof. Each whole Common Warrant was exercisable for one Common Share at an exercise price of $3.003 per Common Share, was immediately exercisable, and would expire on the earlier of (i) the 60th day after the date of the acceptance by the FDA of an NDA for our product candidate GTx-104 and (ii) five years from the date of issuance. The 2023 Private Placement closed on September 25, 2023. The net proceeds to us from the 2023 Private Placement were $7,338, after deducting fees and expenses. In October 2025, we received $4,040 in net proceeds from exercises of 1,345,464 2023 Common Warrants that were issued in the 2023 Private Placement. for 1,345,464 shares of Common Stock. The remaining 1,190,927 2023 Common Warrants issued in the 2023 Private Placement expired on October 21, 2025, in accordance with their terms as the 60th day after the FDA’s acceptance for review of our NDA for GTx-104 had passed.

Contractual Obligations and Commitments

Our contractual obligations and commitments primarily include trade payables, CMO and CRO agreements.

Research and development contracts and contract research organizations agreements

We utilize CMOs, for the development and production of clinical materials and CROs to perform services related to our clinical trials. Pursuant to the agreements with CMOs and CROs, we have either the right to terminate the agreements without penalties or under certain penalty conditions. As of March 31, 2026, we had $95 of commitments to CMOs and $28 of commitments to CROs for the next twelve months.

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

Critical Accounting Policies

Research and development costs

Research and developments expenditures are expensed as incurred. These costs consist of employees’ salaries and benefits related to research and development activities, contractors and consultants that conduct our clinical trials, laboratory material and small equipment, clinical trial materials, stock-based compensation expense, and other non-clinical costs and regulatory fees. We accrue research and development expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment and completion of patient studies, invoices received and contracted costs. Advance payments for goods and services that will be used in future research and development are recognized in prepaids or other assets and are expensed when the services are performed, or the goods are used.

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

Our IPR&D and goodwill was $49,300 as of March 31, 2026, which represents 74% of total assets. Goodwill and indefinite lived assets are not amortized but are subject to an impairment review annually and more frequently when indicators of impairment exist. An impairment of goodwill could occur if the carrying amount of a reporting unit exceeds the fair value of that reporting unit. An impairment of indefinite-lived intangible assets would occur if the fair value of the intangible asset is less than the carrying value.

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

Individual IPR&D projects and goodwill are tested for impairment on an annual basis in the fourth quarter, and in between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of each technology or our reporting unit below its carrying value. No impairment of the identified intangible assets was recognized for the years ended March 31, 2026 and 2025.

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

Interest Rate Risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market rates. Our exposure to interest rate risk as of March 31, 2026, was as follows:

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

We believe our existing cash and cash equivalents will be sufficient to sustain planned operations through at least 12 months from the issuance date of the consolidated financial statements included with this Annual Report on Form 10-K.  We require additional capital to fund our daily operating needs beyond that time. We plan to raise additional capital prior to that time in order to maintain adequate liquidity. The deficiencies identified in the CRL, negative results from studies, if any, and depressed prices of our common stock could impact our ability to raise additional financing. Raising additional equity capital is subject to market conditions not within our control. If we do not raise additional funds in this time period, we may not be able to realize our assets and discharge our liabilities in the normal course of business.

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

ASU 2024-03 applies to all public business entities and is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. We are currently evaluating the effect of adopting this new guidance on our consolidated financial statements and disclosures.

We have considered recent accounting pronouncements and concluded that they are either not applicable to our business or that the effect is not expected to be material to our consolidated financial statements as a result of future adoption.

Item 7A.
Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide this information.

Item 8.
Financial Statements and Supplementary Data

See our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.
Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of our chief executive officer (“CEO”) and principal financial officer (“PFO”), has performed an evaluation of the effectiveness of our disclosure controls and procedures within the meaning of Rules 13a-15 (e) and 15d-15(e) of the Exchange Act. Based upon this evaluation, our CEO and PFO concluded that, as of March 31, 2026, our existing disclosure controls and procedures were effective. It should be noted that while the CEO and PFO believe that our disclosure controls and procedures provide a reasonable level of assurance that they are effective, they do not expect the disclosure controls and procedures to be capable of preventing all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Management’s Report on Internal Controls over Financial Reporting

Our management, with the participation of our CEO and PFO, is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of our consolidated financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management conducted an assessment of the design and operation effectiveness of our internal control over financial reporting as of March 31, 2026. In making this assessment, we used the criteria established within the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that, as of March 31, 2026, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

No changes were made to our internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

We are a non-accelerated filer under the Exchange Act and not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. Therefore, this Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding our management’s assessment of internal control over financial reporting.

Item 9B.
Other Information

(a)  On June 17, 2026, following continued evaluation of strategic priorities and focus on GTx-104, our Board of Directors determined that we will not resume internal development funding for GTx-102 or GTx-101 under our current operating plan. Accordingly, we determined that the remaining carrying values of the GTx-102 IPR&D asset and the GTx-101 IPR&D asset are no longer recoverable on an internal-development basis.

As of March 31, 2026, the remaining capitalized carrying value of GTx-102 IPR&D was $9.2 million and the remaining capitalized carrying value of GTx-101 IPR&D was $4.3 million. We expect to recognize an impairment charge for the full remaining carrying values of the GTx-102 IPR&D asset and the GTx-101 IPR&D asset in the first quarter of fiscal year 2027. The Company does not expect the impairment charges to result in future cash expenditures.

(b)  During the fiscal quarter ended March 31, 2026, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.
Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.
Directors, Executive Officers and Corporate Governance

Code of Conduct and Ethics

The Board has adopted a written Code of Conduct and Ethics (the “Code of Conduct”) within the meaning of Item 406(b) of Regulation S-K. This Code of Conduct applies to our directors, officers and employees. A current copy of the Code of Conduct is posted on the Governance Documents section of the Investors page of our website, which is located at www.gracetx.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any substantive amendment to, or waiver from, a provision of the Code of Conduct by posting such information on the website address and location specified above.

The additional information required by this Item will be set forth under the sections entitled “Information Regarding the Board of Directors and Corporate Governance” and “Executive Officers” in our 2026 Proxy Statement to be filed with the SEC within 120 days of March 31, 2026 and is incorporated by reference into this Annual Report on Form 10-K.

Item 11.
Executive Compensation

The information required by this Item will be set forth under the sections entitled “Executive Compensation” and “Director Compensation” in our 2026 Proxy Statement to be filed with the SEC within 120 days of March 31, 2026 and is incorporated by reference into this Annual Report on Form 10-K.

Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth under the sections entitled “Securities Authorized for Issuance under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” in our 2026 Proxy Statement to be filed with the SEC within 120 days of March 31, 2026 and is incorporated by reference into this Annual Report on Form 10-K.

Item 13.
Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be set forth under the sections entitled “Transactions with Related Persons and Indemnification” and “Information Regarding the Board of Directors and Corporate Governance” in our 2026 Proxy Statement to be filed with the SEC within 120 days of March 31, 2026 and is incorporated by reference into this Annual Report on Form 10-K.

Item 14.
Principal Accountant Fees and Services

The information required by this Item will be set forth under the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” in our 2026 Proxy Statement to be filed with the SEC within 120 days of March 31, 2026 and is incorporated by reference into this Annual Report on Form 10-K.

PART IV

Item 15.
Exhibits and Financial Statement Schedules

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

3.2
Certificate of Amendment to the Certificate of Incorporation of Grace Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2024)

3.3	Bylaws of Grace Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2024)

4.1*	Form of Common Stock Certificate

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed with the SEC on June 23, 2025)

4.3	Form of Pre-Funded Warrant, dated September 25, 2023 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2023)

4.4	Form of Pre-Funded Warrant, dated February 11, 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2025)

4.5	Form of Warrant to Purchase Common Warrants or Pre-Funded Warrants (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2025)

10.1+
Acasti Pharma Inc. Stock Option Plan, as amended August 4, 2022 (incorporated by reference to Schedule A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on August 31, 2022)

10.2+
Form of Stock Option Agreement for Employees under the Acasti Pharma Inc. Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2023)

10.3+
Form of Stock Option Agreement for Non-Employee Directors under the Acasti Pharma Inc. Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2023)

10.4+
Acasti Pharma Inc. Equity Incentive Plan, as amended August 4, 2022 (incorporated by reference to Schedule B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on August 31, 2022)

10.5+	Grace Therapeutics, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s the Quarterly Report on Form 10-Q filed with the SEC on February 13, 2025)

10.6+
Form of 2024 Incentive Stock Option Award Agreement under the Grace Therapeutics, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 13, 2025)

10.7+
Form of 2024 Non-Qualified Stock Option Award Agreement under the Grace Therapeutics, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 13, 2025)

10.8+
Form of Indemnification Agreement between Grace Therapeutics, Inc. and its directors and officers (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the SEC on June 23, 2025)

10.9
Form of Securities Purchase Agreement, dated September 24, 2023, by and between Acasti Pharma Inc. and each of the Purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2023)

10.10	Form of Placement Agent Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2025)

10.11	Form of Non-Placement Agent Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2025)

10.12	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2025)

10.13+
Letter Agreement by and between Prashant Kohli and the Company, dated August 12, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 16, 2024)

10.14+
Amendment No. 1 to Letter Agreement by and between Prashant Kohli and the Company, dated November 12, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2025)

10.15+
Amendment No. 2 to Letter Agreement by and between Prashant Kohli and the Company, dated January 10, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2026)

10.16+
Letter Agreement by and between Robert J. DelAversano and the Company, dated November 12, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2025)

10.17+
Amendment No. 1 to Letter Agreement by and between Robert J. DelAversano and the Company, dated January 10, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2026)

10.18+
Letter Agreement by and between Amresh Kumar and the Company, dated November 12, 2025 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2025)

10.19+
Amendment No. 1 to Letter Agreement by and between Amresh Kumar and the Company, dated January 10, 2026 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2026)

10.20+
Letter Agreement by and between Carrie D’Andrea and the Company, dated November 12, 2025 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2025)

10.21+
Amendment No. 1 to Letter Agreement by and between Carrie D’Andrea and the Company, dated January 10, 2026 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2026)

10.22+
Letter Agreement by and between R. Loch Macdonald and the Company, dated November 12, 2025 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2025)

10.23+
Amendment No. 1 to Letter Agreement by and between R. Loch Macdonald and the Company, dated January 10, 2026 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2026)

10.24+
Consulting Agreement by and between Carrie D’Andrea andthe Company, dated June 5, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2026)

10.25*	Separation Agreement by and between Carrie D’Andrea andthe Company, dated June 17, 2026

19.1	Grace Therapeutics, Inc. Insider Trading Policy (incorporated by reference to Exhibit19.1 to the Company’s Annual Report on Form 10-K filed with the SEC on June 23,2025)

21.1*	List of Subsidiary

23.1*	Consent of KPMG LLP, an Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Grace Therapeutics, Inc. Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on June 23, 2025)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed or furnished herewith.
+ Management contract, compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 18, 2026
GRACE THERAPEUTICS, INC.

	By:	/s/ Prashant Kohli
	Name:	Prashant Kohli
Title: Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Prashant Kohli	Chief Executive Officer and Director	June 18, 2026
Prashant Kohli	(Principal Executive Officer)

/s/ Robert DelAversano	Principal Financial Officer	June 18, 2026
Robert DelAversano	(Principal Financial Officer and Principal Accounting Officer)

/s/ Brian Davis	Director	June 18, 2026
Brian Davis

/s/ Vimal Kavuru	Director	June 18, 2026
Vimal Kavuru

/s/ Edward Neugeboren	Director	June 18, 2026
Edward Neugeboren

/s/ George Kottayil	Director	June 18, 2026
George Kottayil

GRACE THERAPEUTICS, INC.

Consolidated Financial Statements

For the years ended March 31, 2026 and 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Grace Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Grace Therapeutics, Inc. and subsidiary (the Company) as of March 31, 2026 and 2025, the related consolidated statements of loss and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Going concern analysis

As discussed in Note 1 to the consolidated financial statements, the Company has incurred operating losses and negative cash flows from operations in each period since its inception. As of March 31, 2026, the Company had an accumulated deficit of $228.5 million. To date, the Company has financed its operations primarily through public offerings and private placements of its common equity, warrants and convertible debt and the proceeds from research tax credits. Until such time that the Company can generate significant revenue from drug product sales, if ever, it will require additional financing, which is expected to be sourced from a combination of public or private equity or debt financing or other non-dilutive sources. In April 2026, the Company received a Complete Response Letter (CRL) from the U.S. Food and Drug Administration (FDA) regarding its New Drug Application (NDA) for GTx-104 requiring remediation of specified deficiencies and resubmission of the NDA for regulatory approval. The Company believes its existing cash and cash equivalents will be sufficient to sustain planned operations, through at least one year from the issuance of the consolidated financial statements. The Company plans to raise additional capital in order to maintain adequate liquidity. Adequate additional financing may not be available to the Company on acceptable terms, or at all. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue its business strategy.

We identified the assessment of liquidity and the Company’s ability to continue as a going concern as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the Company’s forecasted cash flows used in its liquidity analysis due to uncertainty in certain assumptions used to estimate the cash flows. Specifically, auditor judgment was required to evaluate management’s estimated expenses associated with its plans to remediate the FDA’s specified deficiencies and resubmit the NDA for regulatory approval.

The following are the primary procedures we performed to address this critical audit matter. We performed sensitivity analyses on estimated expenses by evaluating the impact of changes in forecasted cash flows on the Company’s going concern assessment. We compared the Company’s historical forecasted cash flows to actual results to assess the Company’s ability to accurately forecast. We evaluated management’s estimated expenses associated with its plans to remediate the FDA’s specified deficiencies and resubmit the NDA for regulatory approval by (1) conducting interviews with management to gain an understanding of the Company’s overall strategy and regulatory plans related to its remediation of deficiencies, (2) evaluating the consistency of information used in management’s analysis with management’s plans for expense and working capital management activities presented to the Board of Directors and other public information disseminated by the Company, and (3) comparing the information used in management’s analysis with evidence obtained in other areas of the audit to evaluate whether it supported or contradicted the conclusions reached by management.

/s/ KPMG LLP

We have served as the Company’s auditor since 2023.

Philadelphia, Pennsylvania
June 18, 2026

GRACE THERAPEUTICS, INC.
(Formerly ACASTI PHARMA INC.)
Consolidated Balance Sheets

	March 31, 2026	March 31, 2025
(Expressed in thousands except share data)	$	$
Assets

Current assets:
Cash and cash equivalents	16,977	22,133
Receivables	20	126
Prepaid expenses	383	453
Total current assets	17,380	22,712

Equipment, net	8	15
Intangible assets	41,128	41,128
Goodwill	8,138	8,138
Total assets	66,654	71,993

Liabilities and stockholders’ equity
Current liabilities:
Trade and other payables	2,146	1,930
Total current liabilities	2,146	1,930

Derivative warrant liabilities	—	1,141
Deferred tax liability	612	2,312

Total liabilities	2,758	5,383

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 10,000,000 authorized, none issued and outstanding as of March 31, 2026 and 2025	—	—
Common stock, $0.0001 par value per share; 100,000,000 authorized; 16,024,026 and 13,718,106 shares issued and outstanding as of March 31, 2026 and 2025, respectively	1	1
Additional paid-in capital	298,413	293,334
Accumulated other comprehensive loss	(6,038)	(6,038)
Accumulated deficit	(228,480)	(220,687)
Total stockholders' equity	63,896	66,610

Total liabilities and stockholders’ equity	66,654	71,993

The accompanying notes are an integral part of these consolidated financial statements

GRACE THERAPEUTICS, INC.
(Formerly ACASTI PHARMA INC.)
Consolidated Statements of Loss and Comprehensive Loss

	Year Ended March 31, 2026	Year Ended March 31, 2025
(Expressed in thousands, except share and per share data)	$	$
Operating expenses
Research and development expenses	2,405	9,511
General and administrative expenses	8,672	7,168
Loss from operating activities	(11,077)	(16,679)

Foreign exchange loss	(1)	(17)
Change in fair value of derivative warrant liabilities	900	3,218
Interest and other income, net	685	711
Total other income, net	1,584	3,912
Loss before income tax benefit	(9,493)	(12,767)

Income tax benefit	1,700	3,199

Net loss and total comprehensive loss	(7,793)	(9,568)

Basic and diluted loss per share	(0.47)	(0.79)

Weighted-average number of shares outstanding	16,510,632	12,087,270

The accompanying notes are an integral part of these consolidated financial statements

GRACE THERAPEUTICS, INC.
(Formerly ACASTI PHARMA INC.)
Consolidated Statements of Stockholders’ Equity

	Common stock
(Expressed in thousands except share data)	Number	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
		$	$	$	$	$
Balance, March 31, 2025	13,718,106	1	293,334	(6,038)	(220,687)	66,610
Net loss	—	—	—	—	(7,793)	(7,793)
Stock-based compensation	—	—	798	—	—	798
Issuance of common stock upon exercise of pre-funded warrants	960,456	—	—	—	—	—
Issuance of common stock upon exercise of common warrants	1,345,464	—	4,281	—	—	4,281
Balance at March 31, 2026	16,024,026	1	298,413	(6,038)	(228,480)	63,896

	Common stock
(Expressed in thousands except share data)	Number	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
		$	$	$	$	$
Balance, March 31, 2024	9,399,404	1	278,899	(6,038)	(211,119)	61,743
Net loss	—	—	—	—	(9,568)	(9,568)
Stock-based compensation	—	—	730	—	—	730
Issuance of common stock upon cashless exercise of pre-funded warrants	740,457	—	—	—	—	—
Issuance of common stock and warrants through private placement, net of offering costs	3,252,132	—	13,705	—	—	13,705
Issuance of common stock upon exercise of common warrants	326,113	—	—	—	—	—
Balance at March 31, 2025	13,718,106	1	293,334	(6,038)	(220,687)	66,610

The accompanying notes are an integral part of these consolidated financial statements

GRACE THERAPEUTICS, INC.
(Formerly ACASTI PHARMA INC.)
Consolidated Statements of Cash Flows

	Year Ended March 31, 2026	Year Ended March 31, 2025
(Expressed in thousands)	$	$
Cash flows from operating activities:
Net loss	(7,793)	(9,568)
Adjustments:
Depreciation expense	7	7
Loss on disposal	—	2
Stock-based compensation	798	730
Change in fair value of derivative warrant liabilities	(900)	(3,218)
Deferred income tax benefit	(1,700)	(3,199)
Changes in operating assets and liabilities:
Receivables	106	596
Prepaid expenses	70	(170)
Trade and other payables	543	(84)
Net cash used in operating activities	(8,869)	(14,904)

Cash flows from investing activities:
Maturity of short-term investments	—	15
Purchase of short-term investments	—	(15)
Net cash provided by investing activities	—	—

Cash flows from financing activities:
Gross proceeds from issuance of common stock and warrants from private placement	—	14,999
Stock issuance costs	(327)	(967)
Proceeds from issuance of common stock from common warrant exercise	4,040	—
Net cash provided by financing activities	3,713	14,032

Net decrease in cash and cash equivalents	(5,156)	(872)

Cash and cash equivalents, beginning of year	22,133	23,005
Cash and cash equivalents, end of year	16,977	22,133

Cash and cash equivalents are comprised of:
Cash	1,307	830
Cash equivalents	15,670	21,303

Supplemental schedule of non-cash financing activities are comprised of:
Issuance costs in accounts payable	—	327
Settlement of derivative warrant liability	241	—

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

In May 2023, the Company implemented a strategic realignment plan to enhance shareholder value that resulted in the Company engaging a new management team, streamlining its research and development activities, and greatly reducing its workforce. Following the realignment, the Company is a smaller, more focused organization, based in the United States, and concentrated on its development of its lead product candidate GTx-104. In June 2026, the Company decided to not resume internal development funding for GTx-102 or GTx-101 under its current operating plan.

In February 2025, the Company completed a private placement of Company securities with certain institutional and accredited investors. Net proceeds to the Company were $13,705. Refer to Note 7, Stockholders’ Equity - 2025 Private Placement, for additional information.

As a result of the Complete Response Letter (“CRL”) received in April 2026 from the U.S. Food and Drug Administration (“FDA”) regarding its New Drug Application (“NDA”) for GTx-104, management has decided to pause and strategically delay commercialization and marketing expenditures for GTx-104 until the regulatory requirements are resolved. The Company plans to use its current cash, which was $16,977 as of March 31, 2026, towards resolving the items cited in the  FDA’s  CRL, working capital and other general corporate purposes. The Company believes its existing cash and cash equivalents will be sufficient to sustain planned operations through at least 12 months from the issuance date of these consolidated financial statements included in the Company’s Annual Report on Form 10-K.

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

Cash equivalents

Cash equivalents is comprised of highly liquid investments purchased with original maturities of 90 days or less. Cash equivalents consist of United States Treasury bills.

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

Intangible assets - acquired in-process research and development

In a business combination, the fair value of in-process research and development (“IPR&D”) acquired is capitalized and accounted for as indefinite-lived intangible assets, and not amortized until the underlying project receives regulatory approval, at which point the intangible assets will be accounted for as definite-lived intangible assets and amortized over the remaining useful life or discontinued. If discontinued, the intangible asset will be written off. The Company expects to recognize an impairment charge for the full remaining carrying value of the GTx-102 and GTx-101 IPR&D asset of $9,196 and $4,337, respectively, in the first quarter of fiscal year 2027. See Note 13 for further information. Research and development (“R&D”) costs incurred after the acquisition are expensed as incurred.

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

Earnings per share

The Company presents basic and diluted earnings per share ("EPS") data for its Common Stock. Basic EPS is calculated by dividing the net income or loss by the weighted average number of Common Stock outstanding during the year. Diluted EPS is determined by adjusting the net income or loss and the weighted average number of Common Stock outstanding adjusted for the effects of all dilutive potential Common Stock, which comprise warrants and share options granted to employees. The basic and diluted EPS are the same due to loss position.

Segment reporting

Operating segments are identified as components of an entity for which separate discrete financial information is available and that is regularly reviewed by the chief operating decision maker, the Company’s Chief Executive Officer, in deciding how to allocate resources to an individual segment and in assessing performance. The Company has determined it operates in a single operating segment and has one reporting segment. See Note 11 for further information.

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

ASU 2024-03 applies to all public business entities and is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company does not expect that the adoption of ASU 2024-03 will have a material impact on its consolidated financial statements and disclosures

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740) (“ASU 2023-09”). The ASC 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASC 2023-09 is effective on a prospective basis for annual periods beginning after December 15, 2024 and allows for adoption on a prospective or retrospective basis. The Company adopted this ASC 2023-09 for the 2026 fiscal period on a prospective basis. Refer to Note 10 to the consolidated financial statements for the inclusion of the required disclosures.

The Company has considered all other recent accounting pronouncements and concluded that they are either not applicable to the Company’s business or that the effect is not expected to be material to the consolidated financial statements as a result of future adoption.

3. Fair value measurements

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 are as follows:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	$	$	$	$
Assets
Treasury bills classified as cash equivalents	15,670	15,670	—	—
Total assets	15,670	15,670	—	—
Total liabilities	—	—	—	—

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 are as follows:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	$	$	$	$
Assets
Treasury bills classified as cash equivalents	21,304	21,304	—	—
Total assets	21,304	21,304	—	—
Liabilities
Derivative warrant liabilities	1,141	—	—	1,141
Total liabilities	1,141	—	—	1,141

There were no changes in valuation techniques or transfers between Levels 1, 2 or 3 during the years ended March 31, 2026 and 2025. The Company’s derivative warrant liabilities are measured at fair value on a recurring basis using unobservable inputs that are classified as Level 3 inputs. Refer to Note 7, Stockholders’ Equity, for the valuation techniques and assumptions used in estimating the fair value of the derivative warrant liabilities.

4. Equipment

The following is a summary of equipment, net:

March 31, 2026	Cost	Accumulated depreciation	Write-off	Net book value
	$	$	$	$
Furniture and office equipment	—	—	—	—
Computer equipment	3	(2)	—	1
Software	19	(12)	—	7
	22	(14)	—	8

March 31, 2025	Cost	Accumulated depreciation	Write-off	Net book value
	$	$		$
Furniture and office equipment	2	(1)	(1)	—
Computer equipment	5	(2)	(1)	2
Software	19	(6)	—	13
	26	(9)	(2)	15

Depreciation expense was $7 for the years ended March 31, 2026 and 2025, respectively.

5. Intangible assets and goodwill

Individual IPR&D projects and goodwill are tested for impairment on an annual basis in the fourth quarter, and in between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of each technology or our reporting unit below its carrying value.
The impairment assessments resulted in the following activity during the years ended March 31, 2026 and 2025:

	GTx-104	GTx-102	GTx-101	Total
	$	$	$	$
Intangible assets – in-process research and development
Balance, March 31, 2024	27,595	9,196	4,337	41,128
Impairment	—	—	—	—
Balance, March 31, 2025	27,595	9,196	4,337	41,128
Impairment	—	—	—	—
Balance, March 31, 2026	27,595	9,196	4,337	41,128

$
Goodwill
Balance, March 31, 2024	8,138
Impairment	—
Balance, March 31, 2025	8,138
Impairment	—
Balance, March 31, 2026	8,138

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

6. Trade and other payables

	March 31, 2026	March 31, 2025
	$	$
Trade payables	702	601
Accrued research and development expenses	198	565
Accrued liabilities and other payables	527	103
Employee salaries and benefits payable	719	661
Total trade and other payables	2,146	1,930

7. Stockholders' equity

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

2025 Private Placement

In February 2025, the Company agreed to offer and sell in a private placement (the “2025 Private Placement”) an aggregate of 3,252,132 shares of Common Stock at a purchase price of $3.395 per share of Common Stock (the “2025 Private Placement Shares”) and pre-funded warrants (the “2025 Pre-Funded Warrants”) to purchase up to 1,166,160 shares of Common Stock at a purchase price equal to the purchase price per 2025 Private Placement Share less $0.0001 (the “2025 Pre-Funded Warrant Shares”). Each 2025 Pre-Funded Warrant is exercisable for one share of Common Stock at an exercise price of $0.0001 per share, exercisable immediately and will expire once exercised in full.

Pursuant to the purchase agreement related to the 2025 Private Placement, for each 2025 Private Placement Share and each 2025 Pre-Funded Warrant issued, the Company agreed to issue to each purchaser an accompanying common warrant (the “2025 Common Warrants” and, together with the 2025 Pre-Funded Warrants, the “2025 Warrants”) to purchase shares of Common Stock (or 2025 Pre-Funded Warrants in lieu thereof), exercisable for an aggregate of 4,418,292 shares of Common Stock (or 2025 Pre-Funded Warrants in lieu thereof). Each 2025 Common Warrant is exercisable for one share of Common Stock at an exercise price of $3.395 per share (or one 2025 Pre-Funded Warrant at an exercise price of $3.3949 per share in lieu thereof), is immediately exercisable and will expire on the earlier of (i) the 60th day after the date the FDA approves the new drug application (“NDA”) for GTx-104 and (ii) September 25, 2028. The 2025 Common Warrants were offered and sold at a purchase price of $0.125 per 2025 Common Warrant, which purchase price is included in the offering price per 2025 Private Placement Share and 2025 Pre-Funded Warrant issued in the 2025 Private Placement.

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

Both 2025 Pre-funded Warrants and 2025 Common Warrants are presented under additional paid-in capital in the equity section of the consolidated balance sheet as of March 31, 2026.

During the twelve months ended March 31, 2026, 233,710 of the 2025 Pre-Funded Warrants were exercised into 233,706 shares of Common Stock (the difference between the two figures being the result of certain 2025 Pre-Funded Warrants exercised on a “cashless” basis).

2023 Private Placement

In September 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional and accredited investors in connection with a private placement of its securities (the “2023 Private Placement”). Pursuant to the Purchase Agreement, the Company offered and sold 1,951,371 Common Shares, at a purchase price of $1.848 per Common Share and pre-funded warrants (the “2023 Pre-Funded Warrants”) to purchase up to 2,106,853 Common Shares at a purchase price equal to the purchase price per Common Share less $0.0001. Each 2023 Pre-Funded Warrant is exercisable for one Common Share at an exercise price of $0.0001 per Common Share, is immediately exercisable, and will expire once exercised in full. Pursuant to the Purchase Agreement, the Company also issued, to such institutional and accredited investors, warrants to purchase Common Shares exercisable for an aggregate of 2,536,391 Common Shares (the “2023 Common Warrants” and, together with the 2023 Pre-Funded Warrants, the “2023 Warrants”). Under the terms of the Purchase Agreement, for each Common Share and each 2023 Pre-funded Warrant issued in the 2023 Private Placement, an accompanying five-eighths (0.625) of a 2023 Common Warrant was issued to the purchaser thereof. Each whole 2023 Common Warrant was exercisable for one Common Share at an exercise price of $3.003 per Common Share, was immediately exercisable, and would expire on the earlier of (i) the 60th day after the date of the acceptance by the FDA of an NDA for the Company’s product candidate GTx-104 and (ii) five years from the date of issuance. The 2023 Private Placement closed on September 25, 2023. The net proceeds to the Company from the 2023 Private Placement were $7,338, after deducting fees and expenses.

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

In October 2025, the Company received $4,040 in gross proceeds from exercises of 1,345,464 2023 Common Warrants for 1,345,464 shares of Common Stock. The remaining 1,190,927 2023 Common Warrants expired on October 21, 2025 in accordance with the terms of the 2023 Common Warrant as the 60th day after the FDA’s acceptance for review of the Company’s NDA for GTx-104 had passed.

The following table summarizes the Company’s outstanding warrants as of March 31, 2026, all of which are exercisable for shares of Common Stock:

March 31, 2026
	No. of warrants	Exercise Price ($)	Expiration Date
Liability classified warrants (Derivative Warrant Liabilities)
Common warrants issued in connection with 2023 Private Placement (2023 Common Warrants)	—	3.003	(1)

Equity classified warrants
Pre-funded warrants issued in connection with 2023 Private Placement (2023 Pre-Funded Warrants)	338,252	0.0001	No expiration
Common warrants issued in connection with 2025 Private Placement (2025 Common Warrants)	4,418,292	3.395	(2)
Pre-funded warrants issued in connection with 2025 Private Placement (2025 Pre-Funded Warrants)	907,708	0.0001	No expiration

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

During the twelve months period March 31, 2026, 726,750 of the 2023 Pre-Funded Warrants were exercised into 726,750 shares of Common Stock.

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

The derivative warrant liabilities are measured at fair value at each reporting period and the reconciliation of changes in fair value is presented in the following table:

	Year ended	Year ended
	March 31, 2026	March 31, 2025
	$	$
Beginning balance	1,141	4,359
Issued during the year	—	—
Change in fair value	(900)	(3,218)
Settlement of liability	(241)
Ending balance	—	1,141

The warrant liability was determined based on the fair value of the 2023 Common Warrants at the issue date and the reporting dates using the Black-Scholes model with the following assumptions. The 2023 Common Warrants expired on October 21, 2025, which was the 60th day after the date of the acceptance by the FDA of the NDA for the Company's product candidate GTx-104, which resulted in a $241 settlement of the derivative warrant liability on the Company’s consolidated balance sheet as of March 31, 2026. The settlement fair value of the warrant liability was determined using the Black-Scholes model with the following assumptions:

	October 21, 2025	March 31, 2025
Risk-free interest rate	4.2%	4.2%
Share price	$3.22	$2.28
Expected warrant life	0.0	1.14
Dividend yield	0%	0%
Expected volatility	60.08%	74.26%

As of March 31, 2026 and March 31, 2025, the balance of derivative warrant liabilities from related parties was $0 and $1,141, respectively.

8. Stock-based compensation

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

The 2024 Plan is administered by a committee designated from time to time, by resolution of the Company’s Board of Directors. The committee will also be responsible for determining, among others, the key terms of the awards including their grant dates, pricing, basis for fair value determination, vesting terms, restrictions, and terminations. The Board has designated its Compensation Committee to administer the 2024 Plan. The 2024 Plan authorizes a total of 1,350,000 shares of Common Stock available for issuance. As of March 31, 2026, there were 924,470 shares available for issuance under the 2024 Plan.

The 2024 Plan will terminate automatically ten years after the Effective Date and may be terminated on any earlier date as provided by the 2024 Plan.

The following table summarizes information about activities within the 2024 Plan and Prior Plans for the year ended March 31, 2026:

	Number of options	Weighted-average exercise price	Weighted-average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
		$
Outstanding, March 31, 2025	934,923	3.52	8.26	24
Granted	431,530	2.30
Forfeited/Cancelled	(21,000)	2.87
Outstanding, March 31, 2026	1,345,453	3.14	7.88	2,562
Exercisable, March 31, 2026	942,632	3.46	7.52	1,659

The weighted-average grant date fair value of awards for options granted during the year ended March 31, 2026 was $1.85. The fair value of options granted was estimated using the Black-Scholes option pricing model, resulting in the following weighted-average assumptions for the options granted:

	March 31, 2026	March 31, 2025
	Weighted- average	Weighted- average
Exercise price	$2.30	$2.98
Share price	$2.30	$2.98
Dividend	—	—
Risk-free interest	3.97%	4.42%
Estimated life (years)	5.69	5.81
Expected volatility	106.74%	114.19%

Compensation expense recognized under the 2024 Plan is summarized as follows:

	March 31, 2026	March 31, 2025
	$	$
Research and development expenses	218	216
General and administrative expenses	580	514
	798	730

As of March 31, 2026, there was $319 of total unrecognized compensation cost, related to non-vested stock options, which is expected to be recognized over a remaining weighted-average vesting period of 1.1 years.

9. Loss per share

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

The Company excluded the following potential Common Stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	March 31, 2026	March 31, 2025
Options outstanding	1,345,453	934,923
2023 Common Warrants	—	2,536,391
2025 Common Warrants	4,418,292	4,418,292

Basic and diluted net loss per share is calculated based upon the weighted-average number of shares of Common Stock outstanding during the year. Common Stock underlying the 2025 Pre-Funded Warrants and 2023 Pre-Funded Warrants are included in the calculation of basic and diluted earnings per share.

10. Income taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due. Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled.

For the years ended March 31, 2026 and 2025, the loss before income tax benefit was $9,493 and $12,767, respectively

The provision for income taxes consisted of the following:

	March 31, 2026	March 31, 2025
	$	$
Current Provision
Federal	—	—
State	—	3
Total Current Provision	—	3

Deferred Provision
Federal	(1,492)	(2,392)
State	(208)	(810)
Total Deferred Provision	(1,700)	(3,202)

Total Provision for Income Taxes	(1,700)	(3,199)

The Company had an effective tax rate of 17.92% and 25.06% for the years ended March 31, 2026 and 2025, respectively.

During the current fiscal year the Company adopted ASU 2023-09 prospectively. See Note 2 for additional details on the adoption of ASU 2023-09. A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate pursuant to the disclosure requirements of ASU 2023-09 for the year ended March 31, 2026 is as follows (in thousands, except for percentages):

	For the year ended
	March 31, 2026	March 31, 2026	March 31, 2025	March 31, 2025
	$		$
U.S. federal statutory rate	(1,993)	21.00%	(2,681)	21.00%
State taxes and local tax[1], net of federal income tax effect	(208)	2.19%	(770)	6.03%
Difference in foreign tax rates	—	0.00%	(105)	0.82%
Tax credits	(318)	3.35%	(1,583)	12.40%
Change in valuation allowance	870	(9.17)%	2,347	(18.39)%
Nontaxable or nondeductible items:
Non-deductible stock-based compensation	133	(1.40)%	—	(0.00)%
Change in fair value of warrant liabilities	(189)	1.99%	(876)	6.86%
Other	1	(0.01)%	468	(3.67)%
Other adjustments	4	(0.03)%	(1)	0.00%
Total tax (benefit) expense	(1,700)	17.92%	(3,199)	25.06%

1 New Jersey and California account for 100% of the tax effect in this category.

Cash paid for income taxes, net of refunds received, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended March 31, 2026 is as follows (in thousands):

March 31, 2026
Federal	—
State
New Jersey	8
California	4
Pennsylvania	—
Other States	—
Cash paid for income taxes, net of refunds received	12

The table below presents the effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities as of March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025
	$	$
Deferred income tax assets
Tax losses carried forward	51,132	43,049
Research and development expenses	7,434	10,298
Property, plant and equipment	—	—
Intangible assets	232	206
Net federal investment tax credits	2,882	2,882
Other accruals and other	215	131
Orphan drug credit	1,900	1,583
Total deferred income tax assets	63,795	58,779
Valuation allowance	(52,846)	(49,530)
Total deferred income tax assets, net of valuation allowance	10,949	9,249

Deferred income tax liabilities
Intangible assets	(11,561)	(11,561)
Total deferred tax liabilities	(11,561)	(11,561)

Net deferred tax liabilities	(612)	(2,312)

The Company has U.S. Federal and State net operating loss carryforwards (“NOLs”) of approximately $40,438 and $67,873 and Canadian Federal and Quebec NOLs of $143,346 and $141,851, respectively, as of March 31, 2026. The Company’s U.S. Federal NOLs, generated after December 31, 2017, are available for indefinite carryforward; however, their utilization is limited to 80% of taxable income. State NOLs are subject to a 20-year carryforward period, with expirations beginning in 2038. The Company also has Orphan drug tax credits totaling $1,900, which may be carried forward for 20 years and are set to begin expiring in 2045. Canadian and Quebec NOLs are scheduled to begin expiring in 2028, while scientific research and experimental development expenditure investment tax credits totaling $3,922 are set to begin expiring in 2029. Additionally, the Company has research and development expenses of $25,708 in Canada and $27,887 in Quebec, both of which are available for indefinite carryforward.

The utilization of the Company’s net operating loss carryforwards and research tax credit carryovers could be subject to annual limitations under Section 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state tax provisions, due to ownership change limitations that may have occurred previously or that could occur in the future. These ownership changes limit the amount of net operating loss carryforwards and other deferred tax assets that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383 of the Code, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percent points over a three-year period. The Company has not completed an analysis of an ownership change under Section 382 of the Code. To the extent that a study is completed and an ownership change is deemed to occur, the Company’s net operating losses and tax credits could be limited.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a partial valuation allowance as of March 31, 2026 and March 31, 2025.

The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s  Consolidated Balance Sheets. To date, the Company has not recognized any interest and penalties in its  Consolidated Statements of Operations, nor has it accrued for or made payments for interest and penalties. The Company has no unrecognized tax benefits as of March 31, 2026 and March 31, 2025.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provision of the Tax Cuts and Jobs Act, modification to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and other implemented through 2027. Under OBBBA, the Company is permitted to claim 100% bonus depreciation and to immediately expense Section 174 costs. These provisions accelerate tax deductions but does not create a permanent tax difference; therefore, the impact is timing‑related only and does not materially affect the Company’s income tax provision.

11. Segment Information

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

The table below summarizes the significant expenses, by category regularly review by the CODM, for the years ended March 31, 2026 and 2025:

	March 31, 2026 $	March 31, 2025 $

Clinical development programs	(681)	(8,164)
Professional fees	(4,510)	(3,707)
Salaries and benefits	(3,029)	(2,840)
Stock-based compensation	(798)	(730)
Other general and administrative expenses (1)	(2,059)	(1,238)
Other segment income (expense) (2)	899	3,184
Interest income, net	685	728
Income tax benefit	1,700	3,199
Segment and consolidated net loss	(7,793)	(9,568)

1)
Other general and administrative expenses include depreciation, insurance, travel, and other administrative costs.

2)
Other segment income includes change in fair value of derivative warrant liabilities, and foreign exchange loss.

12. Commitments and contingencies

Research and development contracts and contract research organizations agreements

The Company utilizes contract manufacturing organizations (“CMOs”) for the development and production of clinical materials and contract research organizations (“CROs”) to perform services related to its clinical trials. Pursuant to the agreements with these CMOs and CROs, the Company has either the right to terminate the agreements without penalties or under certain penalty conditions. As of March 31, 2026, the Company has $95 of commitments to CMOs and $30 of commitments to CROs for the next twelve months.

Legal proceedings and disputes

In the ordinary course of business, the Company is at times subject to various legal proceedings and disputes. The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its consolidated financial statements. These legal contingencies may be adjusted to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of loss is not estimable, the Company does not accrue legal contingencies. While the outcome of legal proceedings is inherently uncertain, based on information currently available, management believes that it has established appropriate legal reserves. No reserves or liabilities have been accrued as at March 31, 2026.

13. Subsequent Events

On April 23, 2026, the Company received a CRL from the FDA in response to their NDA for GTx-104. The CRL referenced certain items related to the chemistry, manufacturing, and controls (CMC) and other non-clinical sections of the application, including items related to additional leachable data time points for commercial product, non-clinical product toxicology risk assessments, and cGMP deficiencies at their CMO. A Type A meeting with the FDA has been scheduled to potentially clarify the path forward and determine the appropriate next steps. In order to prioritize resolving the items cited in the FDA’s CRL, the Company does not plan to resume internal development funding for GTx-102 or GTx-101 under its current operating plan. Accordingly, the Company determined that the remaining carrying value of the GTx-102 and GTx-101 IPR&D assets of $9,196 and $4,337, respectively, are no longer recoverable on an internal-development basis. The Company expects to recognize an impairment charge for the full remaining carrying value in the first quarter of fiscal year 2027.