Form 10-Q
period 2026-09-30
Grace Therapeutics, Inc.
filed 2026-11-12
CIK 1444192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

The number of outstanding shares of common stock of the registrant, par value per share of $0.0001, as of November 11, 2026, was 21,035,930.

GRACE THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended September 30, 2026

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains information that may be forward-looking statements within the meaning of U.S. federal securities laws and forward-looking information within the meaning of Canadian securities laws, both of which we refer to in this quarterly report as forward-looking information. Forward-looking statements can be identified by the use of terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “intend,” “estimate,” “predict,” “potential,” “continue” or other similar expressions concerning matters that are not statements about historical facts. Forward-looking statements in this quarterly report include, among other things, information, or statements about:

●	our ability to build a late-stage pharmaceutical company focused in rare and orphan diseases and on developing and commercializing products that improve clinical outcomes using our novel drug delivery technologies;

●	our ability to apply new proprietary formulations to existing pharmaceutical compounds to achieve enhanced efficacy, faster onset of action, reduced side effects, and more convenient drug delivery that can result in increased patient compliance;

●	the potential for our drug candidates to receive exclusivity from the U.S. Food and Drug Administration (“FDA”) or regulatory approval under the Section 505(b)(2) regulatory pathway under the Federal Food, Drug and Cosmetic Act (“FDCA”);

●	our ability, plan and timing to address the items cited in the Complete Response Letter (“CRL”) from the FDA related to GTx-104; our resubmission of a new drug application (“NDA”) for GTx-104 under Section 505(b)(2) of the FDCA; the acceptance of such resubmission of an NDA by the FDA; and the timing and ability to receive FDA approval for marketing GTx-104;

●	the future prospects of our GTx-104 drug candidate, including but not limited to GTx-104’s potential to be administered to improve the management of hypotension in patients with aneurysmal subarachnoid hemorrhage (“aSAH”); the ability of GTx-104 to achieve a pharmacokinetic (“PK”) and safety profile similar to the oral capsule form of nimodipine; GTx-104’s potential to provide improved bioavailability; and GTx-104’s potential to achieve pharmacoeconomic benefit over the oral capsule form of nimodipine;

●	our plan to maximize the value of our de-prioritized drug candidates, GTx-102 and GTx-101, including through potential licensing or sale of those drug candidates;

●	the quality of our clinical data, the cost and size of our development programs, expectations and forecasts related to our target markets and the size of our target markets; the cost and size of our commercial infrastructure and manufacturing needs in the United States, European Union, and the rest of the world; and our expected use of a range of third-party contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs” or “contract manufacturer”) at multiple locations;

●	expectations and forecasts related to our intellectual property portfolio, including but not limited to, the probability of receiving orphan drug exclusivity from the FDA for our leading pipeline drug candidates; our patent portfolio strategy; and outcomes of our patent filings and extent of patent protection;

●	our intellectual property position and duration of our patent rights;

●	our strategy, future operations, prospects, and the plans of our management with a goal to enhance shareholder value;

●	our need for additional financing, and our estimates regarding our operating runway and timing for future financing and capital requirements;

●	our expectations regarding our financial performance, including our costs and expenses, liquidity, and capital resources;

●	our projected capital requirements to fund our anticipated expenses; and

●	our ability to commercialize GTx-104 in the United States or establish strategic partnerships or commercial collaborations or obtain non-dilutive funding.

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

In addition, the forward-looking statements in this quarterly report are subject to a number of known and unknown risks, uncertainties and other factors, many of which are beyond our control, that could cause our actual results and developments to differ materially from those that are disclosed in or implied by the forward-looking statements, including, among others:

●	we are heavily dependent on the success of our lead drug candidate, GTx-104;

●	we may not be able to sufficiently address the items cited in the FDA’s CRL for GTx-104;

●	we may not be able to resubmit the NDA for GTx-104 in a timely manner or otherwise, or resubmission may not result in approval by the FDA;

●	our current contract manufacturer may not be able to (i) remediate the deficiencies identified during a current Good Manufacturing Practice (“cGMP”) inspection that were cited in the FDA’s CRL for GTx-104, (ii) regain compliance, or (iii) generate the required leachables data, in each case, in a timely or satisfactory manner, or demonstrate ongoing compliance with applicable regulatory requirements, including cGMP;

●	the timing of any FDA reinspection of our current contract manufacturer, and that facility’s compliance status, are determined by the FDA and outside our control, and the FDA will not approve the NDA while the facility remains in an unacceptable compliance status;

●	our second, U.S.-based contract manufacturer will need to complete the technology transfer, manufacture three registration batches, generate the required 12 months of stability data, analytical data and leachables data, and successfully complete a product-specific pre-approval inspection before it can support approval, which will take time and may not succeed;

●	our resubmission is expected to require additional non-clinical (toxicology) studies, which may not be completed on the timeline, or with the results, we expect;

●	the FDA may require that our resubmission comprehensively address all items cited in the CRL at the time of resubmission, and an incomplete resubmission could result in another CRL or review delay;

●	the FDA may change its expectations and requirements for our resubmission at a later date;

●	we may require additional capital to fund the activities necessary to resubmit the NDA and support FDA review, and such capital may not be available on acceptable terms, or at all;

●	clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Failure can occur at any stage of clinical development;

●	we are subject to uncertainty relating to healthcare reform measures and reimbursement policies that, if not favorable to our drug candidates, could hinder or prevent our drug candidates’ commercial success;

●	if we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our drug products, if approved, we may be unable to generate any revenue;

●	if we are unable to differentiate our drug products from branded reference drugs or existing generic therapies for similar treatments, or if the FDA or other applicable regulatory authorities approve products that compete with any of our drug products, our ability to successfully commercialize our drug products would be adversely affected;

●	our success depends in part upon our ability to protect our intellectual property for our drug candidates;

●	intellectual property rights do not necessarily address all potential threats to our competitive advantage;

●	we do not have internal manufacturing capabilities, and if we fail to develop and maintain supply relationships with various third-party manufacturers, or if such third parties fail to provide us with sufficient quantities of active pharmaceutical ingredients, excipients or drug products, or fail to do so at acceptable quality levels or prices or fail to maintain or achieve satisfactory regulatory compliance, we may be unable to develop or commercialize our drug candidates;

●	the design, development, manufacture, supply, and distribution of our drug candidates are highly regulated and technically complex; and

●	the other risks and uncertainties identified in Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended March 31, 2026, filed with the SEC on June 18, 2026.

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

PART I. FINANCIAL INFORMATION

Item 1.
Financial Statements

Unaudited Condensed Consolidated Financial Statements

GRACE THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2026	March 31, 2026
(Expressed in thousands except share data)	$	$
Assets
Current assets:
Cash and cash equivalents	21,311	16,977
Receivables	20	20
Prepaid expenses	629	383
Total current assets	21,960	17,380
Equipment, net	5	8
Intangible assets	27,595	41,128
Goodwill	8,138	8,138
Total assets	57,698	66,654

Liabilities and Stockholders’ equity
Current liabilities:
Trade and other payables	1,614	2,146
Total current liabilities	1,614	2,146

Deferred tax liability	604	612
Total liabilities	2,218	2,758

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 10,000,000 authorized; none issued and outstanding as of September 30, 2026 and March 31, 2026	—	—
Common stock, $0.0001 par value per share; 100,000,000 authorized; 21,035,930 and 16,024,026 shares issued and outstanding as of September 30, 2026 and March 31, 2026, respectively	2	1
Additional paid-in capital	307,917	298,413
Accumulated other comprehensive loss	(6,038)	(6,038)
Accumulated deficit	(246,401)	(228,480)
Total stockholders' equity	55,480	63,896
Total liabilities and stockholders’ equity	57,698	66,654

See accompanying notes to condensed consolidated financial statements.

GRACE THERAPEUTICS, INC.
Condensed Consolidated Statements of Loss and Comprehensive Loss
(Unaudited)

	Three months ended		Six months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
(Expressed in thousands, except share and per share data)
	$	$	$	$

Operating expenses
Research and development expenses	(885)	(568)	(1,582)	(1,523)
General and administrative expenses	(1,407)	(1,961)	(3,094)	(4,096)
Impairment of intangible assets	—	—	(13,533)	—
Loss from operating activities	(2,292)	(2,529)	(18,209)	(5,619)

Foreign exchange (loss) gain	(1)	(8)	(15)	3
Change in fair value of derivative warrant liabilities	—	1,427	—	940
Interest and other income, net	154	172	295	375
Total other income, net	153	1,591	280	1,318
Loss before income tax benefit	(2,139)	(938)	(17,929)	(4,301)

Income tax benefit	8	—	8	—

Net loss and total comprehensive loss	(2,131)	(938)	(17,921)	(4,301)

Basic and diluted loss per share	$(0.11)	$(0.06)	$(0.96)	$(0.27)

Weighted-average number of shares outstanding	20,116,776	15,924,522	18,701,159	15,924,522

See accompanying notes to condensed consolidated financial statements.

GRACE THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common stock
(Expressed in thousands except share data)	Number	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
		$	$	$	$	$
Balance, March 31, 2026	16,024,026	1	298,413	(6,038)	(228,480)	63,896
Issuance of common stock upon cashless exercise of pre-funded warrants	250,000	—	—	—	—	—
Net loss	—	—	—	—	(15,790)	(15,790)
Stock-based compensation	—	—	105	—	—	105
Balance at June 30, 2026	16,274,026	1	298,518	(6,038)	(244,270)	48,211
Net loss	—	—	—	—	(2,131)	(2,131)
Stock-based compensation	—	—	197	—	—	197
Issuance of common stock through private placement, net of issuance costs	4,761,904	1	9,202	—	—	9,203
Balance at September 30, 2026	21,035,930	2	307,917	(6,038)	(246,401)	55,480

	Common stock
(Expressed in thousands except share data)	Number	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
		$	$	$	$	$
Balance, March 31, 2025	13,718,106	1	293,334	(6,038)	(220,687)	66,610
Issuance of common stock upon cashless exercise of pre-funded warrants	110,456	—	—	—	—	—
Net loss	—	—	—	—	(3,362)	(3,362)
Stock-based compensation	—	—	302	—	—	302
Balance at June 30, 2025	13,828,562	1	293,636	(6,038)	(224,049)	63,550
Net Loss	—	—	—	—	(938)	(938)
Stock-based compensation	—	—	206	—	—	206
Issuance of common stock upon cashless exercise of pre-funded warrants	300,000	—	—	—	—	—
Balance at September 30, 2025	14,128,562	1	293,842	(6,038)	(224,987)	62,818

See accompanying notes to condensed consolidated financial statements.

GRACE THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	September 30, 2026	September 30, 2025
(Expressed in thousands)	$	$
Cash flows from operating activities:
Net loss	(17,921)	(4,301)
Adjustments:
Depreciation expense	3	2
Stock-based compensation	302	508
Impairment of intangible assets	13,533	—
Change in fair value of derivative warrant liabilities	—	(940)
Change in deferred tax liability	(8)	—
Changes in operating assets and liabilities:
Receivables	—	106
Prepaid expenses	(246)	37
Trade and other payables	(668)	(356)
Net cash used in operating activities	(5,005)	(4,944)

Cash flows from financing activities:
Payment of stock issuance costs	(661)	(327)
Gross proceeds from issuance of common stock from private placement	10,000	—
Net cash provided by (used in) financing activities	9,339	(327)

Net increase (decrease) in cash and cash equivalents	4,334	(5,271)

Cash and cash equivalents, beginning of period	16,977	22,133
Cash and cash equivalents, end of period	21,311	16,862

Cash and cash equivalents are comprised of:
Cash	1,095	1,893
Cash equivalents	20,216	14,969

Supplemental schedule of non-cash financing activities is comprised of:
Issuance costs in accounts payable	136	—

See accompanying notes to condensed consolidated financial statements.

GRACE THERAPEUTICS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Expressed in thousands except share and per share data)

1. Nature of operations

General

Grace Therapeutics, Inc. (formerly known as Acasti Pharma Inc.) (the “Company”), is a Delaware corporation that, as further described below, previously existed under the laws of the Province of Québec, Canada, before changing its jurisdiction on October 1, 2024 to the Province of British Columbia, Canada (“Acasti British Columbia”). On October 7, 2024, Acasti British Columbia changed its jurisdiction to the State of Delaware in the United States of America (the “Domestication”). Effective October 28, 2024, the Company changed its corporate name to Grace Therapeutics, Inc.

Liquidity and Financial Condition

The Company has incurred operating losses and negative cash flows from operations in each period since its inception. The Company expects to incur significant expenses and continued operating losses for the foreseeable future.

In May 2023, the Company implemented a strategic realignment plan to enhance shareholder value that resulted in the Company engaging a new management team, streamlining its research and development activities, and greatly reducing its workforce. Following the realignment, the Company is a smaller, more focused organization, based in the United States, and concentrated on its development of its lead product candidate GTx-104. In June 2026, following continued evaluation of strategic priorities and focus on GTx-104, the Company impaired the $13,533 capitalized carrying value of GTx-102 and GTx-101 in-process research and development (“IPR&D”), which is recorded within operating expenses in the condensed consolidated statements of loss and comprehensive loss for the six months ended September 30, 2026. In August 2026, the Company completed a private placement of Company common stock, par value $0.0001 per share (“Common Stock”), with certain institutional and accredited investors. Net proceeds to the Company were $9,203. Refer to Note 6, Stockholders’ Equity for additional information.

The Company plans to use its cash and cash equivalents towards resolving the items cited in the U.S. Food and Drug Administration’s (“the FDA”) Complete Response Letter (“CRL”), working capital and other general corporate purposes. The Company believes its existing cash and cash equivalents will be sufficient to sustain planned operations, including the activities to address the items cited in the CRL, through at least 12 months from the issuance date of these unaudited condensed financial statements.

The Company will require additional capital to fund its daily operating needs. The Company does not expect to generate revenue from product sales unless and until it successfully completes drug development and obtains regulatory approval, which is subject to significant uncertainty. To date, the Company has financed its operations primarily through public offerings and private placements of its common equity, warrants and convertible debt and the proceeds from warrant exercises and research tax credits. Until such time that the Company can generate significant revenue from drug product sales, if ever, it will require additional financing, which is expected to be sourced from a combination of public or private equity or debt financing or other non-dilutive sources, which may include fees, milestone payments and royalties from collaborations with third parties. Arrangements with collaborators or others may require the Company to relinquish certain rights related to its technologies or drug product candidates. Adequate additional financing may not be available to the Company on acceptable terms, or at all. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue its business strategy. The Company plans to raise additional capital to maintain adequate liquidity. Negative results from studies or trials, if any, the timing, and ability to receive FDA approval for marketing the Company’s drug candidates or depressed prices of the Company’s stock could impact the Company’s ability to raise additional financing. Raising additional equity capital is subject to market conditions that are not within the Company’s control. If the Company is unable to raise additional funds, the Company may not be able to realize its assets and discharge its liabilities in the normal course of business.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended March 31, 2026, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position as of September 30, 2026, the consolidated results of its operations for the three and six months ended September 30, 2026 and 2025, its statements of stockholders’ equity for the three and six months ended September 30, 2026 and 2025, and its consolidated cash flows for the six months ended September 30, 2026 and 2025.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes for the year ended March 31, 2026 included in the Annual Report. The condensed consolidated balance sheet data as of March 31, 2026 presented for comparative purposes was derived from the Company’s audited consolidated financial statements. The results for the three and six months ended September 30, 2026 are not necessarily indicative of the operating results to be expected for the full year or for any other subsequent interim period.

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

3. Fair value measurements

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 were as follows:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	$	$	$	$
Assets
Treasury bills classified as cash equivalents	20,216	20,216	—	—
Total assets	20,216	20,216	—	—
Total liabilities	—	—	—	—

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 were as follows:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	$	$	$	$
Assets
Treasury bills classified as cash equivalents	15,670	15,670	—	—
Total assets	15,670	15,670	—	—
Total liabilities	—	—	—	—

There were no changes in valuation techniques or transfers between Levels 1, 2 or 3 during the six months ended September 30, 2026.

4. Intangible assets and goodwill

Individual IPR&D projects and goodwill are tested for impairment on an annual basis in the fourth fiscal quarter, and in between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of each technology or the Company’s reporting unit below its carrying value. In April 2026, the Company received a CRL from the FDA in response to the Company’s new drug application (“NDA”) submission for GTx-104, triggering a comprehensive review of the Company’s individual IPR&D projects and goodwill. In June 2026, following continued evaluation of strategic priorities and focus on GTx-104, the Company impaired the $13,533 capitalized carrying value of GTx-102 and GTx-101 which is recorded within operating expenses in the condensed consolidated statements of loss and comprehensive loss for the six months ended September 30, 2026. The impairment assessments resulted in the following activity during the six months ended September 30, 2026:

	GTx-104	GTx- 102	GTx- 101	Total
	$	$	$	$
Intangible assets – in-process research and development
Balance, March 31, 2026	27,595	9,196	4,337	41,128
Impairment	—	(9,196)	(4,337)	(13,533)
Balance, September 30, 2026	27,595	—	—	27,595

As of September 30, 2026, the estimated fair value of GTx-104 was not less than its carrying value, and no impairment was recorded.

$
Goodwill
Balance, March 31, 2026	8,138
Impairment	—
Balance, September 30, 2026	8,138

5. Trade and other payables

	September 30, 2026	March 31, 2026
	$	$
Trade payables	410	702
Accrued research and development expenses	422	198
Employee salaries and benefits payable	493	527
Accrued liabilities and payables	289	719
Total trade and other payables	1,614	2,146

6. Stockholders’ equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, par value $0.0001 per share. No shares of the Company’s preferred stock are issued or outstanding as of September 30, 2026.

Common Stock

In connection with the consummation of the Domestication, on October 7, 2024, the Company adopted a Certificate of Incorporation (as amended, the “Charter”) and Bylaws (as amended, the “Bylaws”). The rights of holders of Common Stock are governed by the Charter, the Bylaws, and the General Corporation Law of the State of Delaware. The Company is authorized to issue up to 100,000,000 shares of Common Stock, par value $0.0001 per share.

2026 Private Placement

In August 2026, the Company entered into a securities purchase agreement (the “2026 Purchase Agreement”) with certain institutional and accredited investors in connection with a private placement of shares of Common Stock (the “2026 Private Placement”). Pursuant to the 2026 Purchase Agreement, the Company offered and sold in the 2026 Private Placement an aggregate of 4,761,904 shares of Common Stock at a purchase price of $2.10 per share. The net proceeds to the Company from the 2026 Private Placement were $9,203, after deducting fees and expenses.

The Company’s pre-funded warrants and common warrants issued in February 2025 are presented under additional paid-in capital in the equity section of the unaudited condensed consolidated balance sheet as of September 30, 2026.

During the three and six months ended September 30, 2026, 0 and 250,000 of the pre-funded warrants issued in February 2025 were exercised for 0 and 250,000 shares of Common Stock, respectively.

The Company’s pre-funded warrants issued in September 2023 are presented under additional paid-in capital in the equity section of the unaudited condensed consolidated balance sheet as of September 30, 2026. There have been no exercises of the pre-funded warrants issued in September 2023 during the three and six months ended September 30, 2026

The following table summarizes the Company’s outstanding warrants as of September 30, 2026, all of which are exercisable for shares of Common Stock:

September 30, 2026
	No. of warrants	Exercise Price ($)	Expiration Date
Equity classified warrants
Pre-funded warrants issued in connection with September 2023 private placement	338,252	0.0001	No expiration
Common warrants issued in connection with February 2025 private placement	4,418,292	3.395	(1)
Pre-funded warrants issued in connection with February 2025 private placement	657,708	0.0001	No expiration

1)
The February 2025 common warrants will expire on the earlier of: (i) the 60th day after the date the FDA approves the NDA for GTx-104 and (ii) September 25, 2028.

7. Stock-based compensation

2024 Equity Incentive Plan

At the Annual and Special Meeting of Shareholders on September 30, 2024 (the “Effective Date”), the Company’s shareholders approved the Grace Therapeutics, Inc. 2024 Equity Incentive Plan (the “2024 Plan”) which became effective on the date of the Domestication. The 2024 Plan replaced the Acasti Pharma Inc. Stock Option Plan and the Acasti Pharma Inc. Equity Incentive Plan (collectively, the “Prior Plans”). The 2024 Plan provides for the grant of awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, unrestricted stock, dividend equivalent rights, performance-based awards, and other equity-based awards to eligible persons as defined under the 2024 Plan. Any of these awards may, but need not, be made as performance incentives to reward the holders of such awards for the achievement of performance goals in accordance with the terms of the 2024 Plan. Stock options granted under the 2024 Plan may be non-qualified stock options or incentive stock options, as provided in the 2024 Plan.

Following the Effective Date of the 2024 Plan, no awards shall be made under the Prior Plans. However, Common Stock reserved under the Prior Plans to settle awards which were made under the Prior Plans may be issued and delivered following the Effective Date to settle such awards.

The 2024 Plan is administered by a committee designated, from time to time, by resolution of the Company’s Board of Directors. The committee will also be responsible for determining, among others, the key terms of the awards including their grant dates, pricing, basis for fair value determination, vesting terms, restrictions, and terminations. The Board has designated its Compensation Committee to administer the 2024 Plan. The 2024 Plan authorizes a total of 1,350,000 shares of Common Stock available for issuance. As of September 30, 2026, there were 484,400 shares available for future issuance under the 2024 Plan.

The 2024 Plan will terminate automatically ten years after the Effective Date and may be terminated on any earlier date as provided by the 2024 Plan.

The following table summarizes information about activities within the 2024 Plan and Prior Plans for the six months ended September 30, 2026:

	Number of Options	Weighted-average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
		$		$
Outstanding, March 31, 2026	1,345,453	3.14	7.88	2,562
Granted	440,070	2.12	9.92
Outstanding, September 30, 2026	1,785,523	2.89	8.00	40
Exercisable, September 30, 2026	1,147,861	3.29	7.29	15

Compensation expense recognized under the 2024 Plan and the Prior Plans is summarized as follows:

	Three months ended		Six months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	$	$	$	$
Research and development expenses	50	58	81	127
General and administrative expenses	147	148	221	381
	197	206	302	508

As of September 30, 2026, there was $673 of total unrecognized compensation cost, related to non-vested stock options, which is expected to be recognized over a remaining weighted-average vesting period of 1.59 years.

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

The Company excluded the following potential shares of Common Stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	September 30, 2026	September 30, 2025
Options outstanding	1,785,523	1,309,703
September 2023 Common Warrants (1)	—	2,536,391
February 2025 Common Warrants	4,418,292	4,418,292

(1)
The September 2023 common warrants expired on October 21, 2025.

Basic and diluted net loss per share is calculated based upon the weighted-average number of shares of Common Stock outstanding during the period. Common Stock underlying the pre-funded warrants issued in 2023 and 2025 are included in the calculation of basic and diluted earnings per share.

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

The table below summarizes the significant expenses, by category regularly reviewed by the CODM, for the three and six months ended September 30, 2026 and 2025:

	Three months ended		Six months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	$	$	$	$
Clinical development programs	(565)	(81)	(972)	(527)
Professional fees	(685)	(1,102)	(1,589)	(2,091)
Salaries and benefits	(614)	(760)	(1,204)	(1,562)
Stock-based compensation	(197)	(206)	(302)	(508)
Other general and administrative expenses (1)	(231)	(380)	(609)	(931)
Impairment of intangible assets	—	—	(13,533)	—
Other segment income (expense) (2)	(1)	1,419	(15)	943
Interest income, net	154	172	295	375
Tax benefit	8	—	8	—
Segment and consolidated loss	(2,131)	(938)	(17,921)	(4,301)

1)
Other general and administrative expenses include depreciation, travel, and other administrative costs.

2)
Other segment income (expense) includes change in fair value of derivative warrant liabilities and foreign exchange losses.

10. Commitments and contingencies

Research and development contracts and contract research organizations agreements

The Company utilizes contract manufacturing organizations (“CMOs”) for the development and production of clinical materials and contract research organizations (“CROs”) to perform services related to its clinical trials. Pursuant to the agreements with these CMOs and CROs, the Company has either the right to terminate the agreements without penalties or under certain penalty conditions. As of September 30, 2026, the Company had $95 of commitments to CMOs and $0 of commitments to CROs for the next twelve months.

Legal proceedings and disputes

In the ordinary course of business, the Company is at times subject to various legal proceedings and disputes. The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its unaudited condensed consolidated financial statements. These legal contingencies may be adjusted to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of loss is not estimable, the Company does not accrue legal contingencies. While the outcome of legal proceedings is inherently uncertain, based on information currently available, management believes that it has established appropriate legal reserves. No reserves or liabilities have been accrued at September 30, 2026.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis (“MD&A”) is presented to provide the reader with an overview of the financial results and changes to our financial position as of September 30, 2026 and for the three and six months then ended. This MD&A also explains the material variations in our operations, financial positions, and cash flows for the three and six months ended September 30, 2026 and 2025.

Market data, and certain industry data and forecasts included in this MD&A were obtained from internal Company surveys and market research conducted by third parties hired by us, publicly available information, reports of governmental agencies and industry publications, and independent third-party surveys. We have relied upon industry publications as our primary sources for third-party industry data and forecasts. Industry surveys, publications, and forecasts generally state that the information they contain has been obtained from sources believed to be reliable, but that the accuracy and completeness of that information are not guaranteed. We have not independently verified any of the data from third-party sources or the underlying economic assumptions they have made. Similarly, internal surveys, industry forecasts, and market research, which we believe to be reliable based upon our management’s or contracted third parties’ knowledge of our industry, have not been independently verified. Our estimates involve risks and uncertainties, including assumptions that may prove not to be accurate, and these estimates and certain industry data are subject to change based on various factors, including those discussed in this quarterly report and in our most recently filed Annual Report on Form 10-K for the year ended March 31, 2026, filed with the Securities and Exchange Commission (the “SEC”) on June 18, 2026 (the “Annual Report”). This MD&A contains forward-looking information. You should review our Special Note Regarding Forward-Looking Statements presented at the beginning of this quarterly report.

This MD&A should be read in conjunction with our unaudited condensed consolidated interim financial statements for the three and six months ended September 30, 2026 and 2025 included elsewhere in this quarterly report. Our unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

All amounts appearing in this MD&A are in thousands of U.S. dollars, except share and per share amounts or unless otherwise indicated.

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

Our therapeutic pipeline consists of our lead drug candidate, GTx-104, a novel, injectable formulation of nimodipine that has completed a Phase 3 clinical trial, and two partnering assets, GTx-102 and GTx-101, supported by an intellectual property portfolio of more than 79 granted and pending patents in various jurisdictions worldwide. These drug candidates aim to improve clinical outcomes in the treatment of rare and orphan diseases by applying proprietary formulation and drug delivery technologies to existing pharmaceutical compounds to achieve improvements over the current standard of care, or to provide treatment for diseases with no currently approved therapies.

The existing well-understood efficacy and safety profiles of these marketed compounds provide the opportunity for us to utilize the Section 505(b)(2) regulatory pathway under the Federal Food, Drug and Cosmetic Act (“FDCA”) for the development of our reformulated versions of these drugs and therefore may provide a potentially shorter path to regulatory approval. Under Section 505(b)(2), if sufficient support of a product’s safety and efficacy either through previous U.S. Food and Drug Administration (“FDA”) experience or sufficiently within the existing and accepted scientific literature, can be established, it may eliminate the need to conduct some of the pre-clinical studies and clinical trials that new drug candidates might otherwise require.

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

Recent Developments

GTx-104

GTx-104 is a novel, injectable formulation of nimodipine that has completed a Phase 3 clinical trial and is being developed for IV infusion in aSAH patients to address significant unmet medical needs. The unique nanoparticle technology of GTx-104 facilitates aqueous formulation of insoluble nimodipine for a standard peripheral IV infusion.

In April 2026, the FDA issued a Complete Response Letter (“CRL”) in response to our new drug application (“NDA”) submission for GTx-104. The CRL referenced certain items in the CMC and non-clinical sections of the application, which we believe can be addressed in a resubmission of the NDA. The items cited by the FDA include the current good manufacturing practice (“cGMP”) compliance status of our contract manufacturing organization (“CMO” or “contract manufacturer”). This is a facility-level matter, and not a GTx-104 product-specific quality finding. The CRL also cited additional leachables data time points and excipient toxicology risk assessments. The CRL did not identify any clinical safety or efficacy deficiencies and did not request additional clinical data. We intend to address each of the CRL items in our planned resubmission, including completing the required non-clinical studies.

 Following a Type A meeting with the FDA regarding the CRL, we received the FDA’s official meeting minutes in July 2026, constituting the official record of the meeting. The plan described below reflects our planned approach to addressing the items cited in the CRL following the Type A meeting and our review of the official minutes.

We have initiated a dual-source manufacturing strategy for GTx-104 to address potential remediation issues from our current CMO.  The current CMO has responded to the FDA, submitted a corrective action plan, and, we believe, is executing that plan in direct communication with the FDA. Reinspection timing depends on the CMO's readiness and FDA scheduling. In parallel, technology transfer was initiated during the quarter ended September 30, 2026 to a second, U.S.-based CMO, starting with analytical method transfer. We have also initiated the required non-clinical studies. The NDA resubmission may be supported by either CMO, or both, and its timing will reflect the pathway that reaches readiness first: (i) our current CMO regains cGMP compliance and generates the required leachables data; or (ii) our U.S.-based CMO completes the technology transfer, manufactures three registration batches, and generates the required 12 months of stability data and leachables data. We will report progress as key milestones are achieved.  Additional information regarding the CRL and our regulatory activities is provided below.

2026 Private Placement

In August 2026, we entered into a securities purchase agreement (the “2026 Purchase Agreement”) with certain institutional and accredited investors in connection with a private placement (the “2026 Private Placement”) of shares of our common stock, par value $0.0001 per share (“Common Stock”). Pursuant to the 2026 Purchase Agreement, we offered and sold in the 2026 Private Placement an aggregate of 4,761,904 shares of Common Stock at a purchase price of $2.10 per share. The net proceeds to us from the 2026 Private Placement were $9,203, after deducting fees and expenses.

Our Pipeline

•
GTx-104 is a novel, injectable formulation of nimodipine that has completed a Phase 3 clinical trial and is being developed for IV infusion in aSAH patients to address significant unmet medical needs. The unique nanoparticle technology of GTx-104 facilitates aqueous formulation of insoluble nimodipine for a standard peripheral IV infusion. GTx-104 provides a convenient IV delivery of nimodipine in the Intensive Care Unit potentially eliminating the need for nasogastric tube administration in unconscious or dysphagic patients. Intravenous (“IV”) delivery of GTx-104 also has the potential to lower food effects, drug-to-drug interactions, and eliminate potential dosing errors. Further, GTx-104 has the potential to better manage hypotension in aSAH patients. GTx-104 has been administered in over 200 patients and healthy volunteers and was well tolerated with significantly lower inter- and intra-subject pharmacokinetic variability compared to nimodipine oral capsules.

•
GTx-102 and GTx-101 are partnering assets that apply proprietary formulations of established medicines to new indications. GTx-102 is targeted for the treatment of ataxia-telangiectasia (“A-T”) in a pediatric population. GTx-101 is a topical bio adhesive film-forming bupivacaine spray for Postherpetic Neuralgia (“PHN”), which can be persistent and often causes debilitating pain following infection by the shingles virus. Both were well tolerated in completed Phase 1 studies, with no serious adverse events reported. We will not resume internal development funding for GTx-102 or GTx-101 under our current operating plan, and we plan to maximize the value of these drug assets through potential licensing or sale.

GTx-104 Overview

About aneurysmal Subarachnoid Hemorrhage (aSAH)

aSAH is bleeding over the surface of the brain in the subarachnoid space between the brain and the skull, which contains blood vessels that supply the brain. A primary cause of such bleeding is the rupture of an aneurysm in the brain. aSAH is characterized by high mortality (up to 25% early mortality) and significant potential of neurological decline (approximately 40%). The result is an uncommon type of stroke that accounts for about 5% of all strokes and an estimated 42,500 U.S. hospital treated patients per year. Patients are typically hospitalized for two to four weeks following aSAH, with the most severe cases extending to a month or more. Due to the length of hospital stay and disproportionately high mortality and morbidity, aSAH has significant cost of care impact.

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

GTx-104 Technology

Our lead drug candidate, GTx-104, is a novel injectable formulation of nimodipine for the treatment of aSAH. This formulation offers several potential advantages over oral administration of nimodipine that is the current Standard of Care (SoC) in the United States:

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

Final results from this PK trial were reported in May 2022 and showed that the bioavailability of GTx-104 compared favorably with nimodipine oral capsules in all subjects, and no serious adverse events were observed for GTx-104.

All endpoints indicated that statistically there was no difference in exposures between GTx-104 and nimodipine oral capsules over the defined time periods for both maximum exposure and total exposure. Plasma concentrations obtained following IV administration showed significantly less variability between subjects as compared to nimodipine oral capsules because IV administration is not as sensitive to some of the physiological processes that affect oral administration, such as taking the drug with and without meals, variable gastrointestinal transit time, variable drug uptake from the gastrointestinal tract into the systemic circulation, and variable hepatic blood flow and hepatic first pass metabolism. Previous studies have shown these processes significantly affect the oral bioavailability of nimodipine and therefore cause oral administration to be prone to larger inter- and intra-subject variability.

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

Following a Type A meeting with the FDA regarding the CRL, we received the FDA’s official meeting minutes in July 2026, constituting the official record of the meeting. The plan described below reflects our planned approach to addressing the items cited in the CRL following the Type A meeting and our review of the official minutes.

We have initiated a dual-source manufacturing strategy for GTx-104 to address potential remediation issues from our current CMO. The current CMO has responded to the FDA, submitted a corrective action plan, and, we believe, is executing that plan in direct communication with the FDA. Reinspection timing depends on the CMO's readiness and FDA scheduling. In parallel, technology transfer was initiated during the quarter ended September 30, 2026 to a second, U.S.-based CMO, starting with analytical method transfer. We have also initiated the required non-clinical studies. The NDA resubmission may be supported by either CMO, or both, and its timing will reflect the pathway that reaches readiness first: (i) our current CMO regains cGMP compliance and generates the required leachables data; or (ii) our U.S.-based CMO completes the technology transfer, manufactures three registration batches, and generates the required 12 months of stability data and leachables data.

We intend to resubmit our NDA for GTx-104 for the treatment of aSAH once we have fully addressed the items cited in the CRL, and plan to report progress as key milestones are achieved. The timing of any FDA reinspection of the current contract manufacturer depends on the CMO’s readiness and FDA scheduling, and is outside our control.

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

We have licensed the data from the multicenter, double-blinded, randomized, placebo-controlled crossover trial from Azienda Ospedaliera Universitaria Senese, Siena, Italy, where Dr. Zannolli et. al. studied the effect of oral liquid solution of betamethasone to reduce ataxia symptoms in patients with A-T. This oral liquid solution is not marketed in the United States and therefore is not available for clinical use. Currently, betamethasone is only available in the United States as an injectable or as a topical cream. This license gives us the right to reference the trial’s data in our NDA filing. On November 12, 2015, we submitted the data from the Zannolli trial to the FDA’s Division of Neurology at a pre-Investigational New Drug meeting and received guidance from the agency on the regulatory requirements to seek approval.

In May 2023, we made a strategic decision to defer clinical development of GTx-102 to prioritize resources toward GTx-104 and its advancement toward an NDA filing. In June 2026, following continued evaluation of strategic priorities and focus on GTx-104, we determined we will not resume internal development funding for GTx-102 under our current operating plan. Accordingly, we determined that the remaining carrying value of the GTx-102 in-process research and development (“IPR&D”) asset is no longer recoverable on an internal-development basis. As of March 31, 2026, the remaining capitalized carrying value of GTx-102 IPR&D was $9.2 million. We recognized an impairment charge for the full remaining capitalized carrying value in the first quarter of fiscal year 2027.

We retain all intellectual property and patent rights associated with GTx-102 and continue to evaluate business development opportunities, including out-licensing, partnerships, or non-dilutive arrangements, which would enable advancement of the program without requiring our direct capital investment. GTx-102 may provide value through such a transaction. There can be no assurance that any such transaction will be completed on favorable terms or at all.

GTx-101 Overview

GTx-101 is a non-narcotic, topical bio-adhesive film-forming bupivacaine spray designed to ease the symptoms of patients suffering with PHN, which is neuropathic pain due to damage caused by the varicella zoster virus. GTx-101 is administered via a metered-dose of bupivacaine spray and forms a thin bio-adhesive topical film on the surface of the patient’s skin, which enables a touch-free, non-greasy application. It also comes in convenient, portable 30 ml plastic bottles. Unlike oral gabapentin and lidocaine patches which are used for the treatment of PHN, we believe that the biphasic delivery mechanism of GTx-101 has the potential for rapid onset of action and continuous pain relief for up to eight hours. No skin sensitivity was reported in a Phase 1 trial.

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

We retain all intellectual property and patent rights associated with GTx-101 and continue to evaluate business development opportunities, including out-licensing, partnerships, or non-dilutive arrangements, which would enable advancement of the program without requiring our direct capital investment. GTx-101 may provide value through such a transaction. There can be no assurance that any such transaction will be completed on favorable terms or at all.

Commercialization Strategy

We have worldwide commercialization rights for all our pipeline drug candidates and plan to maximize the value of each of our drug candidates over time. Currently, we have prioritized the development of GTx-104 over that of GTx-102 and GTx-101. If we receive regulatory approval for GTx-104 in the U.S., we plan to commercialize GTx-104 directly or with a commercial partner to fully exploit the market potential of GTx-104 in the U.S. and in territories outside the U.S. Our plan is to maximize the value of GTx-102 and/or GTx-101 through potential licensing or sale.

Basis of Presentation of the Financial Statements

Our unaudited condensed consolidated financial statements, which include the accounts of our wholly owned subsidiary, have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC related to quarterly reports filed on Form 10-Q. All intercompany transactions and balances are eliminated on consolidation.

Our assets as of September 30, 2026 include cash and cash equivalents of $21,311 and intangible assets and goodwill of $35,733. Our current liabilities of $1,614 as of September 30, 2026 were comprised primarily of amounts due to or accrued for creditors.

Results of Operations

Comparison of the three and six months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three and six months ended September 30, 2026 and 2025:

(expressed in thousands)

	Three months ended			Six months ended
	September 30, 2026	September 30, 2025	Increase (Decrease)	September 30, 2026	September 30, 2025	Increase (Decrease)
	$	$	$	$	$	$
Operating expenses
Research and development expenses	(885)	(568)	317	(1,582)	(1,523)	59
General and administrative expenses	(1,407)	(1,961)	(554)	(3,094)	(4,096)	(1,002)
Impairment of intangible assets	—	—	—	(13,533)	—	13,533
Loss from operating activities	(2,292)	(2,529)	(237)	(18,209)	(5,619)	12,590
Foreign exchange (loss) gain	(1)	(8)	(7)	(15)	3	18
Change in fair value of derivative warrant liabilities	—	1,427	(1,427)	—	940	(940)
Interest and other income, net	154	172	(18)	295	375	(80)
Income tax benefit	8	—	8	8	—	8
Net loss	(2,131)	(938)	1,193	(17,921)	(4,301)	13,620

Net Loss

The net loss of $2,131 or $0.11 per share, for the three months ended September 30, 2026, increased by $1,193 from the net loss of $938, or $0.06 per share, for the three months ended September 30, 2025. The increase in net loss was primarily due to a $1,427 favorable change in the fair value of derivative warrant liabilities recorded during the three months ended September 30, 2025 with no such activity recorded in the three months ended September 30, 2026 as the applicable warrants have expired, as well as an increase in research and development expenses of $317, offset partially by a $554 decrease in general and administrative expenses.

The net loss of $17,921 or $0.96 per share, for the six months ended September 30, 2026, increased by $13,620 from the net loss of $4,301, or $0.27 per share, for the six months ended September 30, 2025. The increase in net loss was primarily due to the $13,533 impairment of IPR&D related to GTx-101 and GTx-102 as well as a $940 favorable change in the fair value of derivative warrant liabilities recorded during the six months ended September 30, 2025 with no such activity recorded in the six months ended September 30, 2026 as the applicable warrants have expired, offset partially by a $1,002 decrease in general and administrative expenses.

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

Our research and development during the three and six months ended September 30, 2026 were focused primarily on addressing certain items cited in the CRL from the FDA for our GTx-104 drug candidate. Our research and development during the three and six months ended September 30, 2025 were focused primarily on our clinical development program for our GTx-104 drug candidate and submission of our NDA to the FDA.

The following table summarizes our research and development expenses:

(expressed in thousands)
	Three months ended			Six months ended
	September 30, 2026	September 30, 2025	Increase (Decrease)	September 30, 2026	September 30, 2025	Increase (Decrease)
	$	$	$	$	$	$
Total third-party research and development expenses[1]	565	201	364	972	764	208
Salaries and benefits	270	309	(39)	529	632	(103)
Research and development expense before stock-based compensation and depreciation	835	510	325	1,501	1,396	105
Stock-based compensation	50	58	(8)	81	127	(46)
Total	885	568	317	1,582	1,523	59

1 Total third-party research and development expenses are calculated before salaries and benefits and stock-based compensation.

Total research and development expenses for the three months ended September 30, 2026 were $885, compared to $568 for the three months ended September 30, 2025. The increase of $317 was primarily due to an increase in third-party research activities related to the dual-source manufacturing strategy for GTx-104 and the required non-clinical studies identified in the CRL.

Total research and development expenses for the six months ended September 30, 2026 were $1,582, compared to $1,523 for the six months ended September 30, 2025. The increase of $59 was primarily due to a $208 increase in third-party research activities related to the dual-source manufacturing strategy for GTx-104 and the required non-clinical studies identified in the CRL, offset partially by a $103 decrease in salaries and benefits and a $46 decrease in stock-based compensation.

General and administrative expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, legal, and support functions, including professional fees for auditing, tax, consulting, rent and utilities and insurance.

(expressed in thousands)

	Three months ended			Six months ended
	September 30, 2026	September 30, 2025	Increase (Decrease)	September 30, 2026	September 30, 2025	Increase (Decrease)
	$	$	$	$	$	$
Salaries and benefits	344	448	(104)	675	922	(247)
Professional fees	685	987	(302)	1,589	1,862	(273)
Other	229	377	(148)	606	928	(322)
General and administrative expense before stock-based compensation and depreciation[1]	1,258	1,812	(554)	2,870	3,712	(842)
Stock-based compensation	147	148	(1)	221	381	(160)
Depreciation and loss on disposal	2	1	1	3	3	—
Total	1,407	1,961	(554)	3,094	4,096	(1,002)

1 General and administrative sub-total expenses are calculated before stock-based compensation and depreciation.

General and administrative expenses were $1,407 for the three months ended September 30, 2026, a decrease of $554 from $1,961 for the three months ended September 30, 2025. The decrease was primarily the result of a $302 decrease in professional fees primarily related to decreased legal fees, a $148 decrease in pre-commercial planning activities for GTx-104, and a $104 decrease in salaries and benefits.

General and administrative expenses were $3,094 for the six months ended September 30, 2026, a decrease of $1,002 from $4,096 for the six months ended September 30, 2025. The decrease was primarily a result of a $322 decrease in pre-commercial planning activities for GTx-104, a $273 decrease in professional fees primarily related to decreased legal fees, a $247 decrease in salaries and benefits, and a $160 decrease in stock-based compensation as a result of timing of vesting of awards granted.

Impairment of intangible assets

The impairment of IPR&D was attributable to our strategic decision in June 2026 not to resume internal development funding for GTx-101 and GTx-102. As a result of this decision, we determined that the related capitalized carrying value of GTx-101 and GTx-102 IPR&D was no longer recoverable and recorded an impairment charge of $13,533, representing the full capitalized carrying value of GTx-101 and GTx-102 IPR&D. The impairment charge was recognized within operating expenses in the condensed consolidated statements of loss and comprehensive loss for the six months ended September 30, 2026.

Change in fair value of derivative warrant liabilities

During the three and six months ended September 30, 2025, we recognized gains of $1,427 and $940, respectively, from changes in the fair value of derivative warrant liabilities. No corresponding gains were recognized during the 2026 periods because the applicable warrants expired on October 21, 2025.

Interest and other income, net

Interest and other income, net was $154 for the three months ended September 30, 2026, compared to $172 for the three months ended September 30, 2025. The $18 decrease in our interest and other income was due to withdrawals of short-term investments upon their maturity used to fund operations, and a decrease in interest rates.

Interest and other income, net was $295 for the six months ended September 30, 2026, compared to $375 for the six months ended September 30, 2025. The $80 decrease in our interest and other income was due to withdrawals of short-term investments upon their maturity used to fund operations, and a decrease in interest rates.

Liquidity and Capital Resources

Cash flows and financial condition for the six months ended September 30, 2026 and 2025

Summary

As of September 30, 2026, cash and cash equivalents were $21,311, a net increase of $4,334 compared to cash and cash equivalents of $16,977 at March 31, 2026.

As described below, in August 2026, we completed a private placement of our Common Stock with certain institutional and accredited investors. Net proceeds to us were $9,203. We plan to use our cash and cash equivalents towards resolving the items cited in the FDA’s CRL, working capital and other general corporate purposes. We believe our existing cash and cash equivalents will be sufficient to sustain planned operations, including the activities to address the items cited in the CRL, through the end of calendar 2028.

We will require additional capital to fund our daily operating needs beyond that time. We do not expect to generate revenue from product sales unless we obtain regulatory approval, which is subject to significant uncertainty. To date, we have financed our operations primarily through public offerings and private placements of our common equity, warrants and convertible debt and the proceeds from warrant exercises and research tax credits. Until such time that we can generate significant revenue from drug product sales, if ever, we will require additional financing, which is expected to be sourced from a combination of public or private equity or debt financing or other non-dilutive sources, including fees, milestone payments and royalties from collaborations with third parties. Arrangements with collaborators or others may require us to relinquish certain rights related to our technologies or drug product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategy. We plan to raise additional capital to maintain adequate liquidity. Negative results from studies or trials, if any, or depressed prices of our Common Stock could impact our ability to raise additional financing. Raising additional equity capital is subject to market conditions that are not within our control.

Net cash used in operating activities

Net cash used in operating activities for the six months ended September 30, 2026 was $5,005, compared to $4,944 for the six months ended September 30, 2025, an increase of $61. The increase in net cash used in operating activities was primarily due to changes in working capital, mainly higher prepaid expenses of $283, the absence of the $106 decrease in receivables recorded in the prior-year period, and a larger reduction in trade and other payables of $312, offset partially by a $640 lower cash operating loss, primarily from lower general and administrative expenses.

Net cash used in investing activities

There were no investing activities for the six months ended September 30, 2026 and 2025.

Net cash provided by (used in) financing activities

Net cash provided by financing activities for the six months ended September 30, 2026 was $9,339 as a result of gross proceeds of $10,000 from the issuance of Common Stock from the 2026 Private Placement, less payment of issuance costs of $661.  Net cash used in financing activities for the six months ended September 30, 2025 consisted of $327 payment of stock issuance costs.

2026 Private Placement

In August 2026, we entered into a securities purchase agreement (the “2026 Purchase Agreement”) with certain institutional and accredited investors in connection with a private placement of shares of our Common Stock (the “2026 Private Placement”). Pursuant to the 2026 Purchase Agreement, we offered and sold in the 2026 Private Placement an aggregate of 4,761,904 shares of Common Stock at a purchase price of $2.10 per share. The net proceeds to us from the 2026 Private Placement were $9,203, after deducting fees and expenses.

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

Research and development contracts and contract research organizations agreements

We utilize CMOs for the development and production of clinical materials, and CROs to perform services related to our clinical trials. Pursuant to the agreements with CMOs and CROs, we have either the right to terminate the agreements without penalties or under certain penalty conditions. As of September 30, 2026, we had $95 of commitments to CMOs and $0 of commitments to CROs for the next twelve months.

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

Critical Accounting Policies

During the six months ended September 30, 2026, there were no material changes to our critical accounting policies from those described in our Annual Report.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.
Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures within the meaning of Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon this evaluation, our management has concluded that, as of September 30, 2026, our existing disclosure controls and procedures were effective. It should be noted that while our Chief Executive Officer and Principal Financial Officer believe that our disclosure controls and procedures provide a reasonable level of assurance that they are effective, they do not expect the disclosure controls and procedures to be capable of preventing all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met.

Changes in Internal Control over Financial Reporting

No changes were made to our internal controls over financial reporting that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.
Defaults upon Senior Securities

None.

Item 4.
Mine Safety Disclosures

Not applicable.

Item 5.
Other Information

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

3.3	Bylaws of Grace Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 on the Current Report on Form 8-K filed with the Commission on October 28, 2024)

10.1#	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 on the Current Report on Form 8-K filed with the Commission on August 6, 2026)

10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 on the Current Report on Form 8-K filed with the Commission on August 6, 2026)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*
Filed or furnished herewith
#
Certain schedules/exhibits to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedules will be furnished supplementally to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2026

GRACE THERAPEUTICS, INC.

	By:	/s/ Prashant Kohli
Name: Prashant Kohli
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Robert DelAversano
Name: Robert DelAversano
Title: Principal Financial Officer (Principal Financial Officer)